Form 10-Q
period 1996-06-29
SMARTFLEX SYSTEMS INC
filed 1996-08-08
CIK 946677

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           -----------------------------------------------------------

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
         EXCHANGE ACT OF 1934.


For the quarterly period ended               June 29, 1996
                                 --------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
         EXCHANGE ACT OF 1934.

For the transition period from                    to
                                 ----------------    ------------------

                         Commission File Number: 0-26472
                                                 -------

                             SMARTFLEX SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                             33-581151
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              14312 Franklin Avenue, Tustin, California 92680-7028
- --------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                  (714)838-8737
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X Yes     No
                                         ---     ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $.0025 par value - 6,278,261 shares as of July 26, 1996
- --------------------------------------------------------------------------------

                                  Page 1 of 40
                            Exhibit Index on Page 17

                             SMARTFLEX SYSTEMS, INC.

                                      Index

                                                                           Page
                                                                          ------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheets as of June 30, 1996
           and December 31, 1995                                              3

        Consolidated Statements of Operations for the
           three and six months ended June 30, 1996 and 1995                  4


        Consolidated Statements of Cash Flows for the
           six months ended June 30, 1996 and 1995                            5

        Notes to Consolidated Financial Statements                            6

    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7-14

PART II.  OTHER INFORMATION

    Item 2.  Changes in Securities                                           15

    Item 4.  Submission of Matters to a Vote of Security Holders             15

    Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                   16

INDEX TO EXHIBITS                                                            17














                                      (2)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SMARTFLEX SYSTEMS, INC.
                           Consolidated Balance Sheets
                                 (In thousands)
                                                         June 30,   December 31,
                                                           1996         1995
                                                        ---------   -----------
                                                       (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                           $ 2,773       $ 1,398
     Short-term investments                               24,321        21,846
     Accounts receivable, net of allowance for
        doubtful accounts of $925 in 1996 and 1995        13,159        17,396
     Inventories:
        Raw materials                                      6,171         9,138
        Work-in-process                                    2,908         3,457
        Finished goods                                     2,327         4,730
                                                        --------      --------
            Total inventories                             11,406        17,325
     Deferred tax asset                                    1,915         1,915
     Prepaid expenses and other current assets               565           678
                                                        --------      --------
            Total current assets                          54,139        60,558

Property and equipment, at cost:
     Machinery and equipment                              11,327         9,177
     Office furniture and equipment                        2,090         1,888
     Leasehold improvements                                1,739         1,353
                                                        --------      --------
                                                          15,156        12,418
     Less accumulated depreciation and amortization       (5,032)       (3,753)
                                                        --------      --------
            Total property and equipment                  10,124         8,665
Deposits                                                     546           191
                                                        --------      --------
                                                         $64,809       $69,414
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable to related parties                 $ 2,143       $ 3,417
     Accounts payable                                      7,853        12,397
     Accrued compensation and related costs                1,445         1,528
     Other accrued liabilities                             2,177         2,076
     Current portion of notes payable                        503           621
                                                        --------      --------
            Total current liabilities                     14,121        20,039
Deferred tax liability                                       504           504
Long-term portion of notes payable                         1,280         3,948
Stockholders' equity:
     Preferred stock                                           -             -
     Common stock                                             16            16
     Additional paid-in capital                           35,405        34,980
     Retained earnings                                    13,483         9,927
                                                        --------      --------
            Total stockholders' equity                    48,904        44,923
                                                        --------      --------
                                                         $64,809       $69,414
                                                        ========      ========

See accompanying notes.



                                      (3)

                             SMARTFLEX SYSTEMS, INC.
                      Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                      ------------------    ------------------
                                        1996       1995       1996       1995
                                      -------    -------    -------    -------
Net revenues                          $34,290    $28,348    $74,315    $52,223
Cost of revenues                       29,936     24,280     64,949     44,771
                                      -------    -------    -------    -------
   Gross margin                         4,354      4,068      9,366      7,452

Costs and expenses:
   Marketing and sales expense            635        663      1,280      1,236
   General and administrative expense   1,318      1,562      2,832      2,937
                                      -------    -------    -------    -------
        Operating income                2,401      1,843      5,254      3,279

Interest income                           255         52        486         97
Interest expense                          (33)      (111)       (97)      (210)
Other expense                              (2)       (22)        (5)       (52)
                                      -------    -------    -------    -------
Income before income taxes              2,621      1,762      5,638      3,114
Income tax provision                      977        655      2,082      1,155
                                      -------    -------    -------    -------
Net income                            $ 1,644    $ 1,107    $ 3,556    $ 1,959
                                      =======    =======    =======    =======

Net income per common and common
   equivalent share:
        Primary                       $  0.26    $  0.26    $  0.56    $  0.45
                                      =======    =======    =======    =======
        Fully diluted                 $  0.26    $  0.26    $  0.56    $  0.45
                                      =======    =======    =======    =======


Common and common equivalent
   shares used in computing per
   share amounts:
        Primary                         6,420      4,333      6,397      4,333
                                      =======    =======    =======    =======
        Fully diluted                   6,420      4,333      6,397      4,333
                                      =======    =======    =======    =======



See accompanying notes.





                                      (4)

                             SMARTFLEX SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                        Six Months Ended June 30
                                                        ------------------------
                                                             1996       1995
                                                           --------   --------
Net cash flow from operating activities:
     Net income                                             $ 3,556    $ 1,959
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
        Depreciation and amortization                         1,337        848
        Loss on sale of property and equipment                   40          -
        Provision for doubtful accounts                           -        456
        Provision for inventory obsolescence                    120        230
        Other changes in operating assets and liabilities:
            Receivables                                       4,237       (396)
            Inventories                                       5,799     (4,692)
            Prepaid expenses and other assets                  (242)      (536)
            Accounts payable to related parties              (1,274)     2,120
            Accounts payable and accrued expenses            (4,567)     3,491
            Income taxes payable/receivable                      41        (16)
                                                           --------   --------
                Net cash provided by operating activities     9,047      3,464

Cash flow from investing activities:
     Capital expenditures                                    (2,817)    (2,586)
     Purchase of short-term investments                      (9,860)    (6,735)
     Proceeds from the sale of short-term investments         7,366      6,645
                                                           --------   --------
                Net cash used in investing activities        (5,311)    (2,676)

Cash flow from financing activities:
     Net proceeds from sale of common stock
                                                                425          3
     Net borrowings (repayments) on revolving line of credit (2,505)      (630)
     Repayments on term loan                                   (281)      (150)
                                                           --------   --------
                Net cash used in financing activities        (2,361)      (777)
                                                           --------   --------
Net increase in cash                                          1,375         11
Cash at beginning of period                                   1,398        351
                                                           --------   --------

Cash at end of period                                       $ 2,773    $   362
                                                           ========   ========

Supplemental disclosures of cash flow information:
     Interest paid                                          $   124    $   173
     Taxes paid                                               2,040      1,175



See accompanying notes.




                                      (5)

                             SMARTFLEX SYSTEMS, INC.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1996




Note (A) --- Basis of Presentation
- ----------------------------------

     The accompanying unaudited consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-months periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.

Note (B) --- Fiscal Year
- ------------------------

     The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.


Note (C) --- Use of Estimates
- -----------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.







                                      (6)

                             SMARTFLEX SYSTEMS, INC.
                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors," below.

OVERVIEW

         Smartflex provides custom design and turnkey manufacturing of flexible interconnect assemblies to customers who are manufacturers of compact, high-performance electronic products. Smartflex specializes in precision surface mount ("SMT") and direct chip attach technologies on flexible circuit substrates. The Company's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. To date, HDD revenues have represented the Company's predominant market; non-HDD revenues, however, have risen in recent years. For the six months ended June 30, 1996, non-HDD revenues comprised 40.9% of total revenues, compared to 16.2% for the same period last year. This growth has cushioned the Company somewhat against the effects of a sluggish first half experienced by some HDD manufacturers in 1996.

         During the second quarter of 1996, the Company experienced a downturn in net revenues, compared to the first quarter of 1996, due primarily to late bookings by certain customers. The Company was unable to procure components necessary to fulfill these bookings, which resulted in reduced net revenues. Unit shipments, however, reached an all-time Company high; 3.5 million units were shipped in the second quarter of 1996, a 29.6% increase over the 2.7 million units shipped in the first quarter of 1996. Revenue growth did not match this unit growth largely due to component cost savings on certain programs that were passed through to the customers, reducing average selling prices ("ASP"s), and also to a shift in the product mix toward lower-ASP products.

         Capital improvements continued in the second quarter of 1996. Domestically, Smartflex completed the expansion of its Tustin, California headquarters facility, consolidating all local manufacturing operations. Additionally, the Company's first Flip-Chip-On-Flex line began to produce samples and prototypes. Internationally, the Monterrey, Mexico and Singapore facilities achieved volume production records during the second quarter of 1996, benefited by equipment upgrades. Equipment installation and leasehold improvements are currently underway in the Company's newest facility in Cebu, the Philippines.

RESULTS OF OPERATIONS

Net Revenues

         Net revenues for the three and six months ended June 30, 1996 increased 21.0% and 42.3%, respectively, over the comparable periods in 1995. The increases in net revenues were primarily due to the net effect of sales volume changes from existing customers, and increased production capacity to meet this demand. Specifically, the Company commenced volume production of scanner products in the third quarter of 1995, which continued throughout the first half of 1996, and experienced significant increases in shipments of certain disk array and HDD products. Revenues generated by increases in unit shipments were partially offset by decreases in component costs, generally passed through to customers in the form of lower prices as described above, and price decreases as a result of competitive pressures.

         Net revenues attributable to non-HDD programs rose to 37.9% from 19.1% for the second quarter of 1996 compared to the same period in 1995, and to 40.9% from 16.2% for the six months ended June 30, 1996 compared to the first half of 1995. This growth was due primarily to ongoing efforts to diversify the Company's markets, and also to growth in a certain non-HDD program wherein the Company assumed the responsibility, in the third quarter of 1995, to add a particular high-cost component on a turnkey basis. The growth in the Company's non-HDD business flattened somewhat in the second quarter of 1996, compared

                                      (7)
to the first quarter of 1996, however, largely because savings achieved on the costliest component of the non-HDD program described above were passed through to the customer, reducing the average selling price.

         In July 1996, Hewlett-Packard Company ("H-P") announced the discontinuance of its disk-drive manufacturing business. Because H-P's current business with Smartflex is primarily in the non-HDD portion of the market, management believes that this event will not have a material adverse effect on the Company's results of operations.

         Total export sales, which arise primarily from the shipment of assembled products to international operations of U.S.-based companies, rose to 78.5% from 50.1% for the second quarter of 1996 compared to the same period in 1995, and to 65.9% from 51.2% for the six months ended June 30, 1996 compared to the first half of 1995. The increase was due primarily to growth in the volumes of SMT products shipped directly to international head stack assemblers of the Company's customers.

Gross Margins

         Gross margins as a percentage of net revenues were 12.7% and 14.4% for the three months ended June 30, 1996 and 1995, respectively, and 12.6% and 14.3% for the six months ended June 30, 1996 and 1995, respectively. The current-year decreases were primarily due to the growth of a particular non-HDD program described in Net Revenues, above, and to increased sales of lower-ASP products. The conversion of the high-cost component of the non-HDD program from consignment to turnkey resulted generally in a pass-through of costs, effecting a net decrease in the program's gross margin percentage, and lowering combined gross margins overall. The downward effect of this program on gross margins was offset somewhat during the current quarter by the reversal of certain inventory-related reserves, which, due to the implementation of improved inventory controls, were no longer deemed necessary.

Marketing and Sales Expense

         Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. As a percentage of net revenues, these expenses declined slightly, to 1.9% and 1.7% for the three and six months ended June 30, 1996, respectively, compared to 2.3% and 2.4%, respectively, for the same periods in 1995. This decline was attributable generally to the accommodation of revenue growth, without appreciable increases in staff and other administrative costs, by marketing, sales and customer service personnel. Also, sales commissions declined due to changes in the product mix.

General and Administrative Expenses

         General and administrative ("G & A") expenses decreased both as a percentage of net revenues, and in absolute dollars, for the three and six months ended June 30, 1996, compared to the same periods in 1995. As a percentage of net revenues, G & A expenses were 3.8% for the current-year periods, compared to 5.5% and 5.6% for the three and six months ended June 30, 1995. These declines were primarily due, in both current-year periods, to decreased bad debt expenses, offset slightly by additions to administrative staff and increased public company expenses. Additionally, in the current quarter, management imposed spending controls in response to the decline in net revenues described in Overview, above. In the first quarter of 1995, the Company incurred one-time expenses associated with the then-proposed acquisition of the Company by Group Technologies Corporation. The proposed acquisition was subsequently abandoned

Interest Income

         Interest income increased $203,000 and $389,000 for the three and six months ended June 30, 1996, respectively, compared to the same prior-year periods. Higher short-term investments balances, primarily due to proceeds received in the Company's initial public offering in the third quarter of 1995, generated these increases.

                                      (8)

Income Taxes

         The effective income tax rate has remained consistent at approximately 37.0% for the three and six months ended June 30, 1996 and 1995; thus income tax expense for the same current-year periods has increased proportionally to the increases in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, the Company's principal sources of liquidity included $27.1 million in cash and short-term investments, and $17.2 million in available borrowings under its bank credit facility ("facility"). The facility includes a revolving line of credit for borrowings up to $15.0 million, and expires in September 1997. The facility also provides for an unsecured term loan totaling $2.2 million for the purchase of manufacturing equipment, which will expire in October 1996. At June 30, 1996, there were no borrowings outstanding under the revolving line of credit or term loan.

         Short-term investments at June 30, 1996 totaled $24.3 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, increased $1.3 million and $2.5 million for the three and six months ended June 30, 1996, respectively, primarily due to the investment of cash flows generated from operations in both periods. For all short-term investments at June 30, 1996, cost approximated fair market value.

         Over the six months ended June 30, 1996, inventory levels have declined $5.9 million. Inventory levels fluctuate directly with the volume of the Company's manufacturing; changes or significant fluctuations in product market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. Historically, the Company has managed its inventory levels with regard to these fluctuations. See "Risk Factors."

         As of June 30, 1996, the Company has purchased $2.8 million in capital equipment and leasehold improvements, primarily for expansion of its headquarters and manufacturing facilities. The Company presently plans to spend approximately $2.5 million over the balance of 1996, primarily to equip its new manufacturing facility in Cebu, the Philippines, improve its manufacturing facility in Mexico and upgrade information systems at its headquarters in California.

         In April 1995, the Company entered into a facilities and services agreement with Silicon Systems, Inc. ("SSI"), then a wholly owned subsidiary of TDK U.S.A. Corporation ("TDK"). Under the agreement, which was in effect until July 1996, SSI provided certain administrative services and facilities to the Company for agreed-upon fees. SSI is also one of the Company's leading integrated circuit suppliers. In June 1996, Texas Instruments Incorporated ("TI") announced its intention to acquire a division of SSI, with the remaining divisions of SSI to remain with TDK. As a result of this transaction, SSI transferred its equity interest in Smartflex, totaling 1.2 million shares, to TDK. On July 18, 1996, the Company entered into a facilities and services agreement with SSI, now a wholly owned subsidiary of TI, whereby SSI provides certain administrative services and facilities to the Company for agreed-upon fees, totaling approximately $35,000 per month. This agreement is in effect until June 1997, at which time it may be automatically renewed for additional twelve-month periods unless terminated by either party with proper notice. Management believes that these events will not adversely affect the Company's financial or operating results. See "Risk Factors."

         The Company believes that existing cash and investments balances, funds generated from operations and funds available under its current bank credit facility will be sufficient to meet the Company's cash requirements during the next twelve months. See "Risk Factors."

                                      (9)

                                  RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, continued timely customer qualification of the Company's new assembly line in Monterrey, Mexico, timely customer qualification of, and commencement of volume production at, the Company's new facility in Cebu, the Philippines, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors.

         The forward-looking statements included herein are based on current assumptions that the Company will continue to develop, market, manufacture and ship new products on a timely basis, that competitive conditions within the Company's market will not change materially or adversely, that demand for the Company's products and services will remain strong, that the market will accept the Company's new products and services, that the Company will retain existing key management personnel, that inventory risks due to shifts in market demand will be minimized, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure, or other budgets, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

Substantial Fluctuations in Future Operating Results

         The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. All products manufactured by the Company are custom designed and assembled for a specific customer's requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize. The Company typically incurs significant start-up costs in the production of a particular product, which costs are expensed as incurred. Accordingly, the Company's level of experience in manufacturing a particular product and its efficiency in minimizing start-up costs will affect the Company's operating results during the periods in which production begins and ramp-up occurs. The efficiencies of the Company in managing inventories and fixed assets, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of materials, labor, manufacturing and overhead costs are also significant factors affecting annual and quarterly operating results. Other factors contributing to fluctuations in the Company's operating results include price competition, the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided. In addition, the amount and timing of orders placed by a customer may vary due to a number of factors, including inventory balancing, changes in manufacturing strategy and variation in product demand attributable to, among other things, product life cycles, competitive factors and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations.

                                      (10)

         The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The short lead time for the Company's backlog also affects its ability to accurately plan production and inventory levels. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

Dependence on Hard Disk Drive Industry

         The Company's principal market is the HDD industry, which is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize costs. The HDD industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and contraction. The impact of cyclical trends on suppliers to this industry has been exacerbated by the tendency of HDD manufacturers to order components in excess of their needs during growth periods, followed by a sharp reduction in demand for components during periods of contraction. The Company's operating results have been adversely affected from time to time during HDD industry slowdowns and could be materially adversely affected in the event of significant slowdowns in this industry in the future. Although the Company is attempting to reduce its dependence on the HDD industry, the Company expects revenues attributable to this market to continue to represent the majority of its revenues for the foreseeable future.

Customer Concentration

         The Company's customer base is highly concentrated. For the first six months of fiscal 1996 and 1995, the Company's four largest customers accounted for approximately 80% and 77% of net revenues, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of original equipment manufacturers ("OEMs") will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

Competition

          The Company operates in a highly competitive industry and competes against several domestic and foreign providers of electronics manufacturing services. The principal competitors in the high-end segment of the flex assembly market include ADFlex Solutions, Inc. ("ADFlex") and Solectron Corporation. The Company also faces competition from the manufacturing operations of its current and potential OEM customers, which the Company believes continue to evaluate the merits of manufacturing flex assemblies internally, and from offshore contract manufacturers, which, because of their lower labor rates, enjoy a comparative advantage over the Company with respect to labor-intensive, high-volume production. The Company has also experienced competition from head stack assemblers in the past; however, most competition from such manufacturers has been in the lower-end SMT segment of the market in which the Company currently does not direct a significant amount of resources. The Company expects to encounter future competition from other large electronics manufacturers that currently provide or may begin to provide contract manufacturing services. A number of the Company's competitors have substantially greater manufacturing, financial, technical, marketing and other resources, and offer a broader line of services, than does the Company. In addition, many of the Company's competitors have a broader scope and presence of operations on a worldwide basis.

     Significant competitive factors in the high-end flexible assembly market include quality, price, responsiveness, the ability to manufacture fine-pitch assemblies in volume, and test capabilities. While the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to do so in the future. The trend toward increasingly shorter product

                                      (11)
life cycles, particularly in the HDD industry, is expected to result in more intense competition as each new customer program is generally open to bidding by the Company and its competitors. Furthermore, the Company is often only one of two or more contract manufacturers supplying a particular customer requirement and is therefore subject to continuing competition on existing programs. In order to remain competitive, the Company must continually provide timely and technologically advanced manufacturing services, ensure the quality of its products and compete favorably with respect to price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its industry, the Company's business and operating results would be adversely affected.

Component Supply and Sources

         Substantially all of the Company's manufacturing services are provided on a turnkey basis in which the Company, in addition to providing design, assembly and testing services, is responsible for the procurement of the components which are assembled by the Company for the customer. In certain circumstances, the Company is required to bear the risk of component price fluctuations, which could adversely affect the Company's gross margins. In addition, in order to assure an adequate supply of certain key components which have long procurement lead times, such as integrated circuits, the Company often must order such components prior to receiving customer purchase orders for the assemblies which require such components. Failure to accurately anticipate the volume or timing of customer orders can result in component shortages or excess component inventory, which in either case could adversely affect the Company's financial and operating results.

         Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex, Mektec Corporation, Silicon Systems, Inc. ("SSI") and VTC, Inc. During the first half of 1996 and the year ended 1995, the Company purchased flex components primarily from ADFlex and Mektec Corporation, and integrated circuits primarily from SSI and VTC, Inc. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. While the Company has not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

Dependence on Relationship with Silicon Systems, Inc.

         The Company purchases a substantial portion of its integrated circuits supply and certain administrative services and facilities from SSI. SSI was sold by TDK U.S.A. Corporation ("TDK") to Texas Instruments Incorporated ("TI") on July 9, 1996. SSI transferred its equity interest in the Company to TDK. The Company may depend on the manufacturing, technical and other resources of SSI. Subject to the contractual relationship between SSI and the Company concerning administrative support and facilities that continues until June 1997, SSI may in the future choose to limit or discontinue its strategic relationships with the Company, develop or market competing technologies or products, or establish relationships with the Company's competitors.

International Operations

         The Company maintains international manufacturing operations in Mexico, Singapore and the Philippines. In light of the continued growth of offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas through internal growth, acquisitions, or a combination of both. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations,

                                      (12)
unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars. The Company's employees at its facility in Mexico are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

Variability of Customer Requirements and Customer Financing

         The level and timing of orders placed by customers vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than three months in advance of requirements. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and incur other expenses in order to meet the anticipated demand of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production which have placed an excessive burden on the Company's resources. Such customers' order fluctuations and deferrals have had an adverse effect on the Company's operating results in the past, and there can be no assurance that the Company will not experience such effects in the future. In addition, the Company incurs significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's principal customers were to become insolvent, or otherwise were to fail to pay for the services and materials provided by the Company, the Company's operating results and financial condition would be adversely affected.

Rapid Technological Change

         The Company's customer base competes in markets that are characterized by rapid technological change and short product life cycles. In particular, the HDD, computer and communications markets are prone to rapid product obsolescence by new technologies. The flexible interconnect industry could experience future competition from new or emerging technologies that render existing technology less competitive or obsolete. The inability of the Company to develop technologies to meet the evolving market requirements of its customer base could have a material adverse effect on the Company's business, financial condition and results of operations, including the Company's ability to maintain its revenue base.

Management of Growth

         The Company has experienced a period of rapid growth which has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company's growth is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasingly international scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

Dependence on Key Employees

         The Company is highly dependent on its Chief Executive Officer, William
L. Healey, and other principal members of its management team, the loss of whose services could have a material adverse effect upon the business and financial condition of the Company, as well as the ability of the Company to achieve its

                                      (13)
development objectives. None of such persons has an employment contract with the Company. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel.

Environmental Compliance

         The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals and substances used in its manufacturing process. While the Company believes that it is in material compliance with all existing applicable environmental statutes and regulations, any failure by the Company to comply with statutes and regulations presently existing or enacted in the future could subject it to liabilities or the suspension of production. In addition, compliance with such statutes and regulations could restrict the Company's ability to expand its facilities or require the Company to acquire costly equipment or to incur other significant expenses.

Factors Inhibiting Change of Control

         The Company's Certificate of Incorporation includes a provision that allows the Board of Directors to issue up to 5,000,000 shares of Preferred Stock and to determine the rights, preferences, privileges and restrictions of those shares without stockholder approval. Preferred Stock could be issued with voting, liquidation and dividend rights superior to those of holders of Common Stock. An issuance of Preferred Stock also could have the effect of delaying or preventing a change of control of the Company.

         In addition, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by such statute.

         The Company's Shareholder Rights Plan provides for holders of Common Stock (other than certain acquirors) to have the right to purchase stock of the Company or an acquiring person at 50% of its fair market value following certain events. The Shareholder Rights Plan could have the effect of delaying or preventing a change of control of the Company.

         Such provisions may reduce the price that certain investors may be willing to pay in the future for shares of the Company's Common Stock, and may reduce the possibility of any acquisition of the Company at a premium price, unless such acquisition meets with approval by the Company's Board of Directors.

                                      (14)

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities.

         On July 17, 1996, the Board of Directors of the Company unanimously adopted a Shareholder Rights Plan ("the Rights Plan"), pursuant to which it declared a dividend distribution of one preferred stock purchase right (a "Right") for each outstanding share of the Common Stock. The Rights dividend will be payable on August 16, 1996 to the holders of record of shares of Common Stock on that date. Each Right entitles the registered holder, on certain events, to purchase from the Company 1/100th of a share of the Company's Series A Junior Participating Preferred Stock, par value $.001 per share, 200,000 shares authorized and no shares issued or outstanding at July 26, 1996 (the "Series A Preferred Stock"), at a price of $70.00 per 1/100th of a share, subject to adjustment. Adoption and implementation of the Rights Plan could have the effect of discouraging a change of control of the Company.
         On July 25, 1996, the Company filed a Registration Statement on Form 8-A to register the Rights under the Securities Exchange Act of 1934, as amended. Such Registration Statement and the exhibits thereto are incorporated herein by this reference.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on May 15, 1996. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, withheld or against, and the number of abstentions with respect to each matter. Both proposals were approved by the stockholders.

(a) The stockholders approved the election of the Company's board of directors.

                 DIRECTOR            FOR         WITHHELD      ABSTAINED
                 --------            ---         --------      ---------
            William L. Healey     5,956,730        1,880          ---
           William E. Bendush     5,955,880        2,730          ---
               Alan V. King       5,956,330        2,280          ---
             William A. Klein     5,956,460        2,150          ---
              Gary E. Liebl       5,956,460        2,150          ---

(b) The stockholders approved the appointment of Ernst & Young LLP as the auditors of the Company.

                                     FOR          AGAINST      ABSTAINED
                                     ---          -------      ---------
                                  5,955,338         700          2,572

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits --- the following exhibits are included herein:

         10.17 Facilities and Services Agreement entered into on July 18, 1996 between the Registrant and Silicon Systems, Inc.

         10.26 Contract of Lease dated May 24, 1996, between Smartflex Systems Philippines, Inc. ("Smartflex Philippines") and Joe & Larry Active Wears Co., Inc.

         10.27 Registration Agreement dated May 25, 1996 between Smartflex Philippines and Philippine Economic Zone Authority.

         11.1     Computation of Earnings per Share.

         27.1     Financial Data Schedule (filed electronically).

(b)      No  reports on Form 8-K were filed during the three months ended
         June 30, 1996.

                                      (15)

                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SMARTFLEX SYSTEMS, INC.
                                  (Registrant)




        August 8, 1996          By:         /s/ Alfred B. Castleman
- -----------------------------       --------------------------------------------
              Date                               Alfred B. Castleman
                                    Vice President, Chief Financial Officer, and
                                               Duly Authorized Officer
                                    (Principal financial and accounting officer)












                                      (16)

                                INDEX TO EXHIBITS





                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                     Description                                 Page
- --------    -------------------------------------------------      -------------

  10.17     Facilities and Services Agreement entered into on
            July 18, 1996 between the Registrant and Silicon
            Systems, Inc.                                                18

  10.26     Contract of Lease dated May 24, 1996, between
            Smartflex Systems Philippines, Inc. ("Smartflex
            Philippines") and Joe & Larry Active Wears Co., Inc.         23

  10.27     Registration Agreement dated May 25, 1996 between
            Smartflex Philippines and Philippine Economic Zone
            Authority.                                                   29

  11.1      Computation of Earnings per Share.                           39

  27.1      Financial Data Schedule (filed electronically).              40




                                      (17)