Form 10-Q
period 1996-09-28
SMARTFLEX SYSTEMS INC
filed 1996-11-08
CIK 946677

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           ----------------------------------------------------------

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934.


For the quarterly period ended           September 28, 1996
                                 ----------------------------------

                                                    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934.

For the transition period from                   to
                                 ---------------    ---------------

                         Commission File Number: 0-26472
                                                 -------

                             SMARTFLEX SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 DELAWARE                                                            33-0581151
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            14312 Franklin Avenue, Tustin, California    92780-7028
--------------------------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                  (714)838-8737
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes        No
                                          -----      -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $.0025 par value - 6,279,611 shares as of October 25, 1996
--------------------------------------------------------------------------------

                                  Page 1 of 26
                            Exhibit Index on Page 17

                                      Index

                                                                       Page
                                                                      ------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheets as of September 30, 1996             3
             and December 31, 1995

        Consolidated Statements of Operations for the three
             and nine months ended September 30, 1996 and 1995           4

        Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1996 and 1995                    5

        Notes to Consolidated Financial Statements                       6

    Item 2.  Management's Discussion and Analysis of Financial        7-15
             Condition and Results of Operations

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                           16

SIGNATURES                                                              16

INDEX TO EXHIBITS                                                       17




















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



                                      (2)

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SMARTFLEX SYSTEMS, INC.
                           Consolidated Balance Sheets
                                 (In thousands)
                                                     September 30,  December 31,
                                                          1996          1995
                                                     -------------  ------------
                                                      (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                          $    917     $  1,398
     Short-term investments                               24,642       21,846
     Accounts receivable, net of allowance for
        doubtful accounts of $925 in 1996 and 1995        21,515       17,396
     Inventories:
        Raw materials                                      6,547        9,138
        Work-in-process                                    2,992        3,457
        Finished goods                                     1,223        4,730
                                                        --------     --------
            Total inventories                             10,762       17,325
     Deferred tax asset                                    1,915        1,915
     Prepaid expenses and other current assets             1,593          678
                                                        --------     --------
            Total current assets                          61,344       60,558

Property and equipment, at cost:
     Machinery and equipment                              11,594        9,177
     Office furniture and equipment                        2,394        1,888
     Leasehold improvements                                2,158        1,353
                                                        --------     --------
                                                          16,146       12,418
     Less accumulated depreciation and amortization       (5,754)      (3,753)
                                                        --------     --------
            Total property and equipment                  10,392        8,665
Deposits                                                     840          191
                                                        --------     --------
                                                        $ 72,576     $ 69,414
                                                        ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable to related parties                $  2,642        3,417
     Accounts payable                                      9,099       12,397
     Accrued compensation and related costs                1,644        1,528
     Other accrued liabilities                             3,431        2,076
     Current portion of notes payable                        412          621
                                                        --------     --------
            Total current liabilities                     17,228       20,039

Deferred tax liability                                       504          504
Long-term portion of notes payable                         4,236        3,948

Stockholders' equity:
     Preferred stock                                           -            -
     Common stock                                             16           16
     Additional paid-in capital                           35,407       34,980
     Retained earnings                                    15,185        9,927
                                                        --------     --------
            Total stockholders' equity                    50,608       44,923
                                                        --------     --------
                                                        $ 72,576     $ 69,414
                                                        ========     ========
See accompanying notes.


                                      (3)

                             SMARTFLEX SYSTEMS, INC.
                      Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                       Three Months Ended   Nine Months Ended
                                          September 30         September 30
                                       ------------------   ------------------
                                          1996      1995       1996      1995
                                       --------  --------   --------  --------
Net revenues                           $ 35,581  $ 33,026   $109,896  $ 85,249
Cost of revenues                         30,874    28,401     95,823    73,172
                                       --------  --------   --------  --------
   Gross margin                           4,707     4,625     14,073    12,077

Costs and expenses:
   Marketing and sales expense              795       688      2,075     1,924
   General and administrative expense     1,348     1,408      4,180     4,345
                                       --------  --------   --------  --------
        Operating income                  2,564     2,529      7,818     5,808

Interest income                             246       180        732       277
Interest expense                            (64)      (71)      (161)     (281)
Other income (expense)                        3        19         (2)      (33)
                                       --------  --------   --------  --------
Income before income taxes                2,749     2,657      8,387     5,771

Income tax provision                      1,047     1,007      3,129     2,162
                                       --------  --------   --------  --------
Net income
                                       $  1,702  $  1,650   $  5,258  $  3,609
                                       ========  ========   ========  ========

Net income per common and common
   equivalent share:
        Primary                        $   0.27  $   0.29   $   0.82  $   0.75
                                       ========  ========   ========  ========
        Fully diluted                  $   0.27  $   0.29   $   0.82  $   0.75
                                       ========  ========   ========  ========

Common and common equivalent
   shares used in computing per
   share amounts:
        Primary                           6,374     5,712     6,390      4,798
                                       ========  ========   ========  ========
        Fully diluted                     6,387     5,729     6,390      4,835
                                       ========  ========   ========  ========


See accompanying notes.


                                      (4)

                             SMARTFLEX SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                 September 30
                                                             -------------------
                                                                1996       1995
                                                             --------   --------
Net cash flow from operating activities:
     Net income                                             $  5,258   $  3,609

     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
        Depreciation and amortization                          2,068      1,429
        Loss on sale of property and equipment                    40          -
        Provision for doubtful accounts                            -        720
        Provision for inventory obsolescence                    (116)       431

        Other changes in operating assets and liabilities:
            Receivables                                       (4,119)    (3,278)
            Inventories                                        6,679     (6,536)
            Prepaid expenses and other assets                 (1,564)      (422)
            Accounts payable to related parties                 (775)     2,442
            Accounts payable and accrued expenses             (2,255)     7,935
            Income taxes payable/receivable                      429        249
                                                            --------   --------
                Net cash provided by operating activities      5,645      6,579


Cash flow from investing activities:
     Capital expenditures                                     (3,807)    (4,337)
     Purchase of short-term investments                      (16,157)   (46,235)
     Proceeds from the sale of short-term investments         13,332     26,449
                                                            --------   --------
                Net cash used in investing activities         (6,632)   (24,123)


Cash flow from financing activities:
     Net proceeds from sale of common stock                      427     21,517
     Net borrowings (repayments) on revolving loan               695     (3,750)
     Repayments on term loan                                    (616)      (202)
                                                            --------   --------
                Net cash provided by financing activities        506     17,565
                                                            --------   --------
Net increase (decrease) in cash                                 (481)        21
Cash at beginning of period                                    1,398        351
                                                            ========   ========
Cash at end of period                                       $    917   $    372
                                                            ========   ========

Supplemental disclosures of cash flow information:
     Interest paid                                          $    151   $    281
     Taxes paid                                                2,700      1,885
     Noncash transactions:
        Conversion of preferred stock to common stock              -         (9)


See accompanying notes.


                                      (5)

                            Smartflex Systems, Inc.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1996




Note (A) --- Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995.


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

Note (D) --- Credit Facility

     The Company's bank credit facility ("facility") was amended on October 4, 1996, such that the expiration date of the $15.0 million revolving loan, which includes a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit, was extended to September 30, 1998. At September 30, 1996, borrowings under the revolving loan totaled $3.2 million; there were no letters of credit outstanding as of that date. The facility additionally allows for borrowings up to $2.2 million, for the purchase of manufacturing equipment, under an unsecured term loan. Funds under this loan are available to the Company in one or more disbursements of not less than $500,000. The expiration date of the unsecured term loan has been extended to March 31, 1997.



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

OVERVIEW

     Smartflex provides custom design and turnkey manufacturing of flexible interconnect assemblies to customers who are manufacturers of compact, high-performance electronic products. Smartflex specializes in precision surface mount ("SMT") and direct chip attach technologies on flexible circuit substrates. The Company's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. To date, HDD revenues have represented the Company's predominant market; non-HDD revenues, however, have risen in recent years. For the nine months ended September 30, 1996, non-HDD revenues comprised 39.7% of total revenues, compared to 22.4% for the same period last year. During the current year, non-HDD revenue growth has cushioned the Company somewhat from the effects of program transitions or delayed demand from certain of the Company's customers who are HDD manufacturers.

     During the third quarter of 1996, the Company continued to experience program transitions and component availability difficulties. Net revenues increased 3.8%, however, from the second to the third quarter of 1996. Total units shipped during the current third quarter, compared to the second quarter of 1996, were relatively constant at just over 3 million units, but average selling prices ("ASP"s) overall increased slightly during this period, resulting in improved revenues and net income. The improvement in ASPs during the current quarter was attributable primarily to increased sales from the Company's higher-end HDD business which utilizes Chip-On-Flex technology.

     Continuing the Company's strategy to expand and improve its manufacturing capabilities, construction of the new Cebu, Philippines facility was completed, and process capability was customer-qualified during the third quarter of 1996. As a result, all production programs were transferred from the Company's subcontractor site in Manila, and operations at the subcontractor site were, consequently, discontinued. Additionally during the quarter, new all-time weekly high-volume levels were achieved for surface mount production in Monterrey, Mexico, and record high-volume levels for Chip-On-Flex were achieved in both Monterrey and Singapore. Finally, the Company completed development of the Chip-On-Ceramic process, which involves direct die attachment of integrated circuits to ceramic substrates, and expects to commence production using this new process in the fourth quarter of 1996. See "Risk Factors."

RESULTS OF OPERATIONS

Net Revenues

     Net revenues for the quarter and nine months ended September 30, 1996 increased 7.7% and 28.9%, respectively, over the comparable periods in 1995. The increases in net revenues were primarily due to increased sales volumes from existing customers. Specifically, the Company commenced volume production of non-HDD scanner products in the third quarter of 1995, which continued throughout the first nine months of 1996. Increased revenues from this source were offset in the current third quarter, compared to the third quarter of last year, by declines in revenues from HDD programs with a certain customer. Revenues generated by increases in unit shipments during the current year have been partially offset by decreases in component costs, generally passed through to customers in the form of lower prices, and price decreases as a result of competitive pressures.

     Net revenues attributable to non-HDD programs rose to 37.1% from 31.9% for the third quarter of 1996 compared to the same period in 1995, and to 39.7% from 22.4% for the nine months ended September 30, 1996 versus the same 1995 period. This growth was due primarily to ongoing efforts to diversify the Company's markets, and also to growth in a certain non-HDD scanner program wherein the


                                      (7)

Company assumed the responsibility, in the third quarter of 1995, to add a particular high-cost component on a turnkey basis. The growth in the Company's non-HDD business flattened somewhat within the current year, however, largely because savings achieved on the costliest component of the non-HDD program described above were passed through to the customer, reducing its ASP.

     In July 1996, Hewlett-Packard Company ("H-P") announced the discontinuance of its disk-drive manufacturing business. Because H-P's current business with Smartflex is primarily in the non-HDD portion of the market, and due to growth in HDD programs with other customers, management believes that this event will not have a material adverse effect on the Company's results of operations.

     Export sales, which arise primarily from the shipment of assembled products to international operations of U.S.-based companies, rose to 76.5% from 50.0% for the third quarter of 1996 compared to the same period in 1995, and to 69.3% from 47.4% for the nine months ended September 30, 1996, compared to the same period in 1995. These increases were due primarily to growth in the volumes of SMT products shipped directly to international head stack assemblers of the Company's customers, and also to increased shipment levels of high-end Chip-On-Flex products to offshore facilities of certain U.S.-based customers.

Gross Margins

     Gross margins as a percentage of net revenues were 13.2% and 14.0% for the quarters ended September 30, 1996 and 1995, respectively, and 12.8% and 14.2% for the nine months ended September 30, 1996 and 1995, respectively. The current-year declines were primarily due to increased sales of HDD products with lower ASPs, compared to the prior year, and the growth of a particular non-HDD program described in Net Revenues, above. The conversion of the high-cost component of this program from consignment to turnkey resulted generally in a pass-through of costs, effecting a net decrease in the program's gross margin percentage, and lowering combined gross margins overall. The effect of these circumstances on gross margins was offset somewhat for the current nine-month period by the reversal, in the second quarter of 1996, of certain inventory-related reserves which, due to the implementation of improved inventory controls, were no longer deemed necessary.

Marketing and Sales Expense

     Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. As a percentage of net revenues, these expenses increased slightly to 2.2%, from 2.1%, for the quarter ended September 30, 1996 compared to the same period in 1995. These expenses declined to 1.9% of net revenues for the first nine months of 1996, compared to 2.3% for the same period in 1995. The slight current quarter percentage increase was a result of increased advertising expenses, and increased sales commission expenses. The percentage decline for the first nine months of 1996 was due primarily to accommodation of revenue growth, without appreciable increases in staff and other administrative costs, by marketing, sales and customer service personnel.

General and Administrative Expenses

     General and administrative ("G & A") expenses declined both as a percentage of net revenues, and in absolute dollars, for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. As a percentage of net revenues, G & A expenses were 3.8% for both current-year periods, compared to 4.3% and 5.1%, respectively, for the quarter and nine months ended September 30, 1995. These declines were due, in both current-year periods, to decreased bad debt expenses which were offset by additions to administrative staff and increased public company expenses. Additionally, in the second quarter of 1996, management imposed spending controls in response to declines in net revenues at that time; spending controls were continued in the third quarter of 1996. In the first quarter of 1995, the Company incurred one-time expenses associated with the then-proposed acquisition of the Company by Group Technologies Corporation. The proposed acquisition was subsequently abandoned.

                                      (8)

Interest Income

     Interest income increased $67,000 and $456,000 for the quarter and nine months ended September 30, 1996, respectively, compared to the same prior-year periods. Greater balances in short-term investments, primarily due to proceeds received in the Company's initial public offering in the third quarter of 1995, in addition to cash generated from operations, generated these increases.

Income Taxes

     The effective income tax rates were relatively constant at 38.1% and 37.9% for the quarters ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, the rates were 37.3 and 37.5%, respectively. Changes in the effective tax rate reflected changes in incremental volume contributions from the Company's offshore manufacturing facilities. Income tax expense for the periods described increased proportionally to the increases in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's principal sources of liquidity included $25.6 million in cash and short-term investments, and $14.0 million in available borrowings under its bank credit facility ("facility"), net of borrowings under the revolving loan. The facility was amended on October 4, 1996, such that the expiration date of the $15.0 million revolving loan, which includes a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit, was extended to September 30, 1998. At September 30, 1996, borrowings under the revolving loan totaled $3.2 million; there were no letters of credit outstanding as of that date. The facility additionally allows for borrowings up to $2.2 million, for the purchase of manufacturing equipment, under an unsecured term loan. Funds under this loan are available to the Company in one or more disbursements of not less than $500,000. The expiration date of the unsecured term loan has been extended to March 31, 1997.

     Short-term investments at September 30, 1996 totaled $24.6 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, increased $321,000 and $2.8 million for the quarter and nine months ended September 30, 1996, respectively, primarily due to the investment of cash flows generated from operations in both periods. For all short-term investments at September 30, 1996, cost approximated fair market value.

     Over the nine months ended September 30, 1996, inventory levels declined by $6.7 million. Inventory levels fluctuate directly with the volume of the Company's manufacturing; changes or significant fluctuations in product market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. Historically, the Company has managed its inventory levels with regard to these fluctuations. See "Risk Factors."

     During the nine months ended September 30, 1996, the Company has acquired $3.8 million in capital equipment and leasehold improvements, primarily for the expansion of its headquarters and manufacturing facilities. The Company presently plans to spend approximately $2.5 million during the fourth quarter of 1996, primarily to continue equipping its new manufacturing facility in Cebu, Philippines, upgrade automation in Mexico and Singapore, and upgrade information systems at its headquarters in California.

     In April 1995, the Company entered into a facilities and services agreement with Silicon Systems, Inc. ("SSI"), then a wholly owned subsidiary of TDK U.S.A. Corporation ("TDK"). Under the agreement, which was in effect until July 1996, SSI provided certain administrative services and facilities to the Company for agreed-upon fees. SSI is also one of the Company's leading integrated circuit suppliers. In June 1996, Texas Instruments Incorporated ("TI") announced its intention to acquire a division of SSI, with the remaining divisions of SSI to remain with TDK as TDK Semiconductor Corporation. As a result of this

                                      (9)
transaction, SSI transferred its equity interest in Smartflex, totaling 1.2 million shares, to TDK. On July 18, 1996, the Company entered into a facilities and services agreement with SSI, now a wholly owned subsidiary of TI, whereby SSI provides certain administrative services and facilities to the Company for agreed-upon fees, totaling approximately $35,000 per month. This agreement is in effect until June 1997, at which time it may be automatically renewed for additional twelve-month periods unless terminated by either party with proper notice. Management believes that these events will not adversely affect the Company's financial or operating results.

     The Company believes that existing cash and investments balances, funds generated from operations and funds available under its current bank credit facility will be sufficient to meet the Company's cash requirements during the next twelve months. See "Risk Factors."



                                      (10)

                                  RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely customer qualification of the Company's new Chip-On-Ceramic process, timely customer qualification of, and commencement of volume production at, the Company's new facility in Cebu, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors.

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

                                      (11)

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

Customer Concentration

     The Company's customer base is highly concentrated. For the first nine months of 1996 and 1995, the Company's four largest customers (which include, in some cases, multiple divisions) accounted for approximately 81% and 78% of net revenues, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of original equipment manufacturers ("OEMs") will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

     Significant competitive factors in the high-end flexible assembly market include quality, price, responsiveness, the ability to manufacture fine-pitch assemblies in volume, and test capabilities. While the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to do so in the future. The trend toward increasingly shorter product life cycles, particularly in the HDD

                                      (12)
industry, is expected to result in more intense competition as each new customer program is generally open to bidding by the Company and its competitors. Furthermore, the Company is often only one of two or more contract manufacturers supplying a particular customer requirement and is therefore subject to continuing competition on existing programs. In order to remain competitive, the Company must continually provide timely and technologically advanced manufacturing services, ensure the quality of its products and compete favorably with respect to price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its industry, the Company's business and operating results would be adversely affected.

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

     Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex, Mektec Corporation, Silicon Systems, Inc. ("SSI") and VTC, Inc. During the first nine months of 1996 and the year ended 1995, the Company purchased flex components primarily from ADFlex and Mektec Corporation, and integrated circuits primarily from SSI and VTC, Inc. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. While the Company has not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

International Operations

     The Company maintains international manufacturing operations in Mexico, Singapore and the Philippines. In light of the continued growth of offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas through internal growth, acquisitions, or a combination of both. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars. The Company's employees at its facility in Mexico are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

                                      (13)

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

Dependence on Key Employees

     The Company is highly dependent on its Chief Executive Officer, William L. Healey, and other principal members of its management team, the loss of whose services could have a material adverse effect upon the business and financial condition of the Company, as well as the ability of the Company to achieve its development objectives. None of such persons has an employment contract with the Company. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel.

                                      (14)

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

     The Company's Shareholder Rights Plan provides for holders of Common Stock (other than certain acquirers) to have the right to purchase stock of the Company or an acquiring person at 50% of its fair market value following certain events. The Shareholder Rights Plan could have the effect of delaying or preventing a change of control of the Company.

     Such provisions may reduce the price that certain investors may be willing to pay in the future for shares of the Company's Common Stock, and may reduce the possibility of any acquisition of the Company at a premium price, unless such acquisition meets with approval by the Company's Board of Directors.

                                      (15)

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits --- the following exhibits are included herein:

         10.7 Promissory Note dated October 11, 1996, from the Registrant in favor of Union Bank of California, N.A. (revolving loan).

         10.21 Promissory Note dated October 11, 1996, from the Registrant in favor of Union Bank of California, N.A. (term loan).

         10.28 Third Amendment, dated October 4, 1996, to the Loan Agreement dated September 29, 1995, between the Registrant and Union Bank of California, N.A.

         11.1     Computation of net income per share.

         27.1     Financial Data Schedule (filed electronically).

(b) A report on Form 8-K was filed on July 23, 1996 describing the adoption, by the Board of Directors, of a Shareholder Rights Plan.




                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SMARTFLEX SYSTEMS, INC.
                                  (Registrant)



      November 8, 1996              By:       /s/ Alfred B. Castleman
----------------------------           -----------------------------------------
             Date                                 Alfred B. Castleman
                                    Vice President, Chief Financial Officer, and
                                                 Duly Authorized Officer
                                    (Principal financial and accounting officer)




                                      (16)

                                INDEX TO EXHIBITS





                                                                    Sequentially
 Exhibit                                                              Numbered
 Number                    Description                                  Page
---------  ----------------------------------------------------     ------------

  10.7     Promissory Note dated October 11, 1996, from the
           Registrant in favor of Union Bank of California, N.A.
           (revolving loan).                                              18

  10.21    Promissory Note dated October 11, 1996, from the
           Registrant in favor of Union Bank of California, N.A.
           (term loan).                                                   21

  10.28    Third Amendment, dated October 4, 1996, to the
           Loan Agreement dated September 29, 1995, between the
           Registrant and Union Bank of California, N.A.                  24

  11.1     Computation of net income per share.                           25

  27.1     Financial Data Schedule (filed electronically).                26






                                      (17)