Form 10-K405
period 1996-12-31
SMARTFLEX SYSTEMS INC
filed 1997-03-27
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                       ----------------------------------

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER:  0-26472

                            SMARTFLEX SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       ----------------------------------

           DELAWARE                                        33-0581151
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

      14312 FRANKLIN AVENUE, P.O. BOX 2085, TUSTIN, CALIFORNIA  92781-2085
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (714)838-8737

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                (TITLE OF CLASS)
                                ----------------
                         COMMON STOCK, $.0025 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 19, 1997 (based on the last reported price of the Common Stock on the Nasdaq Stock Market on such date) was $49,391,975.

The number of shares outstanding of the registrant's Common Stock as of March 19, 1997 was 6,315,689.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, is incorporated by reference in this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, and to be filed with the Commission not later than April 25, 1997, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                            SMARTFLEX SYSTEMS, INC.
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                     PART I

                                                                                     PAGE
                                                                                     ----
ITEM 1.          BUSINESS                                                               3

ITEM 2.          PROPERTIES                                                            17

ITEM 3.          LEGAL PROCEEDINGS                                                     17

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

                                    PART II

ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS                                         18

ITEM 6.          SELECTED FINANCIAL DATA                                               18

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                 18

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                           18

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                                 18

                                   PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                    19

ITEM 11.         EXECUTIVE COMPENSATION                                                19

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                                      19

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        19

                                   PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K                                                 20


         The Company operates and reports financial results on a 52- or 53-week year, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has described all periods presented as if the fiscal year ended December 31.

                                     PART I

ITEM 1.  BUSINESS

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factors Related to Forward-Looking Statements and Associated Risks."

                           DESCRIPTION OF THE COMPANY

         Smartflex Systems, Inc. ("Smartflex" or the "Company") provides custom design and turnkey manufacturing of flexible interconnect assemblies to customers who are driven by market demands to design and manufacture compact, high-performance electronic products. The Company's flexible assemblies enable its customers to respond to these demands by providing advanced performance and the physical flexibility to accommodate motion, contour and size constraints. The Company is an electronics manufacturing services provider of sophisticated electronic assemblies and sub-assemblies, providing comprehensive interconnect solutions, specializing in precision surface mount and direct chip attach ("DCA") technologies on flexible circuit substrates. The Company believes it is a leading supplier of advanced surface mount technology ("SMT"), Chip-On-Flex ("COF"), and Flip-Chip-On-Flex ("FCOF") assemblies to the hard disk drive ("HDD") and non-HDD markets. The Company's principal HDD customers include International Business Machines Corporation ("IBM"), Iomega Corporation ("Iomega"), Maxtor Corporation ("Maxtor"), Seagate Technology, Inc. ("Seagate") and Western Digital Corporation ("WD"). The Company's principal non-HDD customers include Hewlett-Packard Company ("H-P"), Quantum Corporation ("Quantum") and Symbol Technologies, Inc. ("Symbol"). The Company also provides subassemblies to Digital Equipment Corporation ("DEC") for certain disk array systems and to H-P for certain scanner products. The Company's net revenues have grown from $31 million in fiscal 1991 to $146 million in fiscal 1996.

         The Company's manufacturing services consist of design consultation and prototyping, materials procurement and management, high-volume automated assembly and subassembly test. Smartflex utilizes complex assembly techniques and believes it was one of the first to commercialize COF process technology for the computer industry. COF technology, in which a bare silicon die (without the standard lead frame package) is mounted directly on substrate material, enables improved performance, a greater density of components and reduced size when compared with traditional assembly technologies. Smartflex currently serves its customers from four locations, one in each of California, Singapore, Mexico, and the Philippines.

                              INDUSTRY BACKGROUND

         Manufacturers of electronic products, including computers, communication devices and consumer electronics, are continually innovating and redesigning these products to make them smaller and lighter, at lower cost and with higher performance. Facilitating this process has required advances in integrated circuits, increased use of miniaturized components and new packaging methods. These trends have been particularly pronounced in the HDD industry, where rapid technological advances and intense competition have contributed to the proliferation of smaller form factor, higher capacity, higher performance drives. Development of new products in the HDD market has been enabled in part by advances in flexible interconnect assemblies ("flex assemblies"), which provide an intelligent interface between the read/write heads and the electronics in the disk drive. Also see "Risk Factors."

         An electronic interconnect is used to provide electrical connections between components in electronic systems. Substrates used for interconnects include primarily rigid printed circuit boards and flexible circuits. Advances in technology have enabled the placement of integrated circuits and other components on a flexible substrate to create a flex assembly. IPC, Inc., a leading industry source, estimated the worldwide market for flexible circuits, the substrate material used for flex assemblies, to be approximately $2.03 billion in 1996 and $1.78 billion in 1995. Although only a small percentage of the flexible circuits produced today are incorporated into flexible assemblies, the Company believes that the forces which have driven the use of flex assemblies in the HDD market, including the need for rapid product development, miniaturization and increased performance, will create additional opportunities for flex assemblies in other markets.

         Flex assemblies provide the physical flexibility to accommodate motion, contour and size constraints. In HDD applications, for example, flexible interconnect assemblies must flex hundreds of millions of times throughout the life of the drive. Flex assemblies also enhance performance in HDDs by allowing components to be positioned closer to the read/write heads, thereby improving signal-to-noise ratios, allowing increased transfer rates and reducing the number of interconnections.

         In recent years, COF technology has been used to produce flex assemblies for high-performance, high-capacity (greater than 2 gigabyte) HDDs where performance and size constraints are especially critical. Eliminating the standard package from the integrated circuit enables improved performance, reduced size and a greater density of components on the flex assembly. These characteristics are expected to become increasingly important as magneto-resistive ("MR") read/write heads, which require twice the number of interconnections as do other head technologies, become more prevalent. MR head technology is now being used in very high end disk drives and is expected to become more widely utilized as new HDD products come to market.

         The outsourcing of flex assemblies is part of a larger trend in the electronics industry toward the outsourcing of manufacturing services. Electronics original equipment manufacturers ("OEMs") increasingly choose to access leading manufacturing processes from third parties and focus on their core competencies, such as product development and marketing. Also see "Risk Factors." This allows the OEM to reduce capital investment and product costs, while reducing time to market. The complex process of assembling integrated circuits on flexible substrates requires special processes and skills due to the flexibility and thinness of the substrate material and, in the case of COF, the delicate nature of the bare silicon die. These processes and skills include advanced automation and tooling for surface mount assembly, semiconductor assembly for COF attachment, and semiconductor test capabilities. The know-how required to master these assembly processes has helped to establish companies, such as Smartflex, which specialize in providing contract manufacturing services in this area.

                                    STRATEGY

         The Company's objective is to combine leading flex assembly technology with high-volume manufacturing expertise to serve its target markets. Also see "Risk Factors." The key elements of the Company's strategy are as follows:

  Focus on High-Volume, Precision Manufacturing Services

         The Company focuses on providing precision manufacturing of high-volume flex assemblies on a turnkey basis. This process involves the exact placement of miniaturized components on flex circuits and requires the design and effective implementation of fine tooling, extensive automation and advanced vision systems capable of reliable, high-volume throughput, and sophisticated semiconductor test capabilities. The Company believes that focusing on precision, high-volume requirements allows it to maximize value to the customer while achieving optimum utilization of its equipment and facilities. Also see "Patents."

  Extend Technology Leadership in Flexible Assemblies

         Smartflex focuses on flex assemblies that are based on advanced, complex assembly techniques. To date, these techniques have generally been based on automated fine-pitch SMT. In 1993, the Company shifted its focus to the more advanced COF process and has recently positioned itself to transition toward Flip-Chip-on-Flex ("FCOF"), which is presently in pre-production with several customers. Smartflex believes that its focus on advanced assembly processes is critical to maintaining and building market share and to preserving its profitability. Also see "Patents."

  Target Leading Customers

         Smartflex directs its efforts toward OEMs which have established leading market share in the Company's target markets and with which the Company can work closely in the design and development of future products. In particular, Smartflex intends to become the leading supplier to OEM customers who hold a significant share of the high-end HDD market. These customers presently include IBM, Iomega, Maxtor, Seagate, and Western Digital.
Smartflex seeks to establish long-term partnering relationships with its major OEM customers.

  Expand in Growing Market Segments

         Smartflex believes that the technology and processes it has developed for the HDD industry are applicable to other storage devices, such as disk array storage systems, tape drives and optical drives, other computer peripherals, scanners, portable computers and communications products. The Company expects that the technological characteristics of its flex assemblies will help accommodate the trend toward smaller, lighter and more powerful electronics products. The Company plans to increase revenues from these non-HDD products by following its traditional strategy of affiliating with leading OEMs in its target markets.

  Exploit Global Manufacturing Presence

         The Company intends to establish additional production facilities to either support key customers or achieve manufacturing efficiencies. The Company currently has operations in California, Singapore, Mexico, and the Philippines. The Company believes that its facilities in these diverse geographic locations enable it to better address its customers' objectives regarding cost, shipping location and frequency of interaction with manufacturing specialists, as well as local content requirements of end-market countries.

                             MANUFACTURING SERVICES

         The Company's manufacturing services consist of design, procurement, assembly and test.

         Design--Working interactively with the OEM customer and the substrate fabricator, the Company designs a specific packaging configuration to satisfy the customer's requirements for functionality, manufacturability and reliability. In the selection of substrate materials, the Company advises its customers with respect to a number of factors, including cost, mechanical strength, electrical performance and thermal characteristics. In the selection of integrated circuits, the Company provides assistance to its customers with respect to critical issues such as size, power requirements and package type. The Company believes that its understanding of the interaction of flex substrates and integrated circuits is crucial to success at the design stage.

         Procurement--Early involvement in the design process allows the Company to assist in the selection of suppliers and components in order to enhance manufacturability and logistical support of volume programs. As part of the procurement process, the Company offers its customers materials planning and procurement, and inventory management and handling services. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. By assuming responsibility for procurement, the Company may be required to bear the risks of fluctuations in component price and availability. In certain cases, the Company can leverage its position as a manufacturing partner to large OEMs to receive more favorable price and volume allocations from its key suppliers.

         Assembly--Precision flex assembly involves the exact placement of miniaturized components on flexible substrates. The Company's current assembly techniques are highly automated and based almost exclusively on advanced SMT and DCA. SMT is a method of affixing electronic components, including integrated circuits, onto the surface of the flex substrate. Components mounted in SMT assemblies can be of relatively small size due to the use of fine lead-to-lead spacings ("pitch"), which currently can be as small as 12 mils. The Company's SMT assembly process has become increasingly complex because of these smaller dimensions and tighter tolerances, and accordingly requires the use of expensive automated assembly equipment and engineering expertise.

         Following a multi-year development program, the Company expanded COF production during the second quarter of 1993. COF involves mounting a semiconductor die (which lacks the standard lead frame package) directly onto the flex substrate. This is accomplished by wire bonding directly from the silicon die onto conductors in the flex. This elimination of the semiconductor package enables improved performance and a greater density of components, thus reducing size.

         High-performance, high-capacity (greater than 2 gigabyte) HDDs were the first products to benefit from the use of COF assemblies. COF enables improved product performance while simultaneously producing a much smaller design. This is particularly beneficial for MR head technology, which requires twice as many leads to the head as do competitive head technologies.

         COF has enjoyed rapid customer acceptance. The Company has increased its shipments of assemblies which include COF to more than 100,000 units, on average, per week. COF assemblies are now being manufactured in volume for certain of the Company's customers, including IBM, Seagate, and Western Digital. Assemblies incorporating COF technology accounted for approximately 44%, 51% and 54% of net revenues in fiscal 1996, 1995 and 1994, respectively.

         As electronic designs require increasingly smaller circuitry, the attachment of integrated circuits to flex substrates is expected to require greater precision. The Company has invested in the development of advanced integrated circuit assembly technologies which offer higher precision and thus greater component densities. These technologies include Tape Automated Bonding ("TAB"), both on the flex ("TAB-on-Flex") and within the flex structure ("TAB-in-Flex") and FCOF. TAB technology utilizes a very thin gold lead frame attached directly to the flex, which replaces the need for wire bonding. Flip-Chip mounting eliminates wire bonding as well, but does not require an indirect tape attachment, permitting a smaller semiconductor "footprint." Both TAB-in-Flex and FCOF use the flex circuit as part of the integrated circuit leadframe structure, thereby greatly reducing the surface area required on the flex. This can also result in thinner cross section profiles of the flex assemblies, which permits further reduction in package size.

         Test--Using sophisticated integrated circuit test systems, the Company tests complex assemblies in order to assure that each assembly performs to customer specifications. This is especially important in DCA technologies, because the Company is essentially performing the final test of integrated circuits, a process that is normally performed by the integrated circuit component supplier. Also, the Company's investment in manufacturing defect analyzers enables customers to specify a range of test options to meet their needs.

                     INTERNATIONAL MANUFACTURING CAPABILITY

         The Company presently serves its major markets from four manufacturing facilities strategically located to support both U.S. and international markets. Since most customer design activity is located within the United States, the Company utilizes its Tustin, California facility as its principal technology center where most development, engineering and quick-turn manufacturing take place. As soon as a customer's product is established in the marketplace and volume production begins, the Company will transfer manufacturing from Tustin to one of its three international facilities, located in Singapore, Mexico, and the Philippines.

         The Company's facility in Monterrey, Mexico serves as a high-volume, low-cost manufacturing center which primarily supports domestic and European customer locations. The Singapore facility serves as the technology, manufacturing and distribution center to support Asian-based customer facilities. A fourth location in Manila, the Philippines, was brought into production in the fourth quarter of 1994 to provide additional support for high-volume, low-cost manufacturing needs in Asia. The Company's Far East manufacturing capabilities were expanded in fiscal 1996 with the addition of a new facility in Cebu, the Philippines which has been customer-qualified and placed in volume production in the fourth quarter of fiscal 1996. Production from the Manila facility has been transferred to the Cebu facility. Also see "Risk Factors."

         The chart below outlines the services of these facilities.

                                         SUPPORTS
                                      NORTH AMERICA
                                        AND EUROPE              SUPPORTS FAR EAST
                                        ----------              -----------------
                                   TUSTIN     MONTERREY        SINGAPORE      CEBU
                                   ------     ---------        ---------      ----
Design Services                       O                            +
Prototyping                           O                            O
New Technologies/Processes            O           +                +            +
Procurement                           O                            O
Volume SMT                                        O                O            O
COF Capable                           O           O                O            +
FCOF Capable                          O
Test Services                         O           O                O            O
Distribution                          O           O                O            +
ISO 9002 Registered                   O           O                O            +
Customer Service                      O                            O

O--Currently available

+--Planned within 6-18 months

                                    MARKETS

  HDD Market

         To date, the rapid advance of technology in HDDs has driven the market for flex assemblies. High-performance flex assemblies have found the most significant application in the small form factor (3.5" and smaller), high-capacity (2 gigabyte and greater) portion of the HDD market. The Company believes that COF technology is becoming the predominant interconnect technology in this portion of the HDD market. Also see "Risk Factors."

         The HDD market in the recent past has been characterized by intense competition, relatively short product life cycles and rapid technological change. As a result, HDD manufacturers have been forced to aggressively pursue technologies which improve performance and cost. The Company has focused its efforts on flex assemblies to meet the needs of this demanding market. The Company is a leading supplier of automated fine-pitch SMT flex assemblies and was one of the first to commercialize the COF process as an enabling technology for high-end drives. The Company is able to manufacture advanced flex assemblies at low cost due to high manufacturing yields and the Company's ability to spread the high capital costs necessary to perform high-volume, precision manufacturing of these assemblies across a large number of units.
The Company is therefore able to capitalize on the competitive pressures affecting the HDD market.

         A substantial portion of the Company's net revenues are derived from the HDD market, which represented 61%, 71% and 87% of net revenues in fiscal 1996, 1995 and 1994, respectively. In addition, sales to the HDD market have generally been concentrated among a few large customers, including IBM, Iomega, Maxtor, Seagate and Western Digital.

         The Company primarily manufactures advanced flexible assemblies for products with high-storage (currently greater than 2 gigabyte) capacities. The Company's flex assemblies incorporate SMT techniques, and also utilize COF processes for the highest capacity markets, particularly in drives incorporating emerging MR head technology.

         The following diagram depicts the key components of a typical HDD, including a COF assembly. The head stack assembly travels across the spinning disk storage media to read and write information. The flex assembly accommodates this motion and incorporates preamp circuitry as close as possible to the read/write heads, thereby improving signal-to-noise ratios, allowing increased transfer rates and reducing the number of interconnections.

         The following table lists the markets currently served by the Company, describes the function of the flex assembly supplied by the Company to each market and lists representative customers for each market.

APPLICATION SEGMENT               FLEXIBLE ASSEMBLY FUNCTION              REPRESENTATIVE CUSTOMERS
-------------------               --------------------------              ------------------------

Hard Disk Drives                  Read/write head assemblies              IBM, Iomega, Maxtor,
                                                                          Seagate, Western Digital

Disk Arrays                       SCSI interface assemblies               DEC, H-P,
                                                                          Sequent Computer

Optical Drives                    RF/Laser optics and carriage            H-P, Most Manufacturing
                                  assemblies

Tape Drives                       Head preamp assemblies                  Quantum

Scanners                          Charge-coupled device (CCD)             H-P, Symbol
                                  control assemblies                      Motorola, Plantronics

Communications                    Headset interconnect assemblies,
                                  cellular battery and control panel
                                  assemblies

  Emerging Markets

         The Company believes that the forces that have driven the HDD market, including rapid product development, miniaturization and increased performance, will increasingly affect other markets, creating additional opportunities for providers of advanced SMT and COF services. Also see "Risk Factors." The Company is in various stages of developing prototype assemblies for applications in the following markets:

         Communications--Demand for communications products such as cellular phones, paging systems and other mobile communications devices has increased significantly in recent years. Increasingly, flex substrates are replacing rigid printed circuit boards, connectors and cables in these products in order to reduce space, weight and cost. For example, the Company anticipates that flex assemblies will be used in smart batteries in order to increase battery life and reduce weight.

         Computers--Portable computers, such as notebooks and personal digital assistants, are another application where the Company anticipates strong growth in demand for flex assemblies. In addition to growth in the number and types of portable computers, the Company believes that the number of flex-based interconnects per notebook is increasing.

         PCMCIA Peripherals--Communications and computer peripheral devices that adhere to the PCMCIA (Personal Computer Memory Card Industry Association) format can take advantage of advanced assembly techniques such as COF to increase package densities and conform to difficult size constraints. The Company anticipates that demand for portable computers utilizing the PCMCIA format will continue to experience significant growth.

         Other Emerging Markets--Significant opportunities for flex assemblies may also exist in other computer products, such as CD-ROMs and virtual reality headsets; in medical electronics, such as inter-dermal blood gas analyzers and drug dispensers, and inter-uterine fetal monitors; and in automotive electronics.

                                  RISK FACTORS

  Important Factors Related to Forward-Looking Statements and Associated Risks

         This Annual Report on Form 10-K and the Company's Annual Report to Stockholders contain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely customer qualification of the Company's new assembly line in Monterrey, Mexico, timely customer qualification of the Company's new facility in Cebu, the Philippines, and structural and strategic changes affecting certain of the Company's existing customers and competitors.

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

         The following factors also may materially affect results and therefore should be considered. Also see "Backlog," "Patents" and "Competition."

  Limited Independent Operating History

         The Company was incorporated in September 1993 to acquire all of the assets and business of Smartflex Systems, which was founded in November 1985 as a general partnership (the "Smartflex Partnership") jointly owned by Silicon Systems, Inc. ("Silicon Systems"), a supplier of mixed signal integrated circuits to the HDD market, and Rogers Corporation ("Rogers"), a supplier of flex circuits to the HDD market. Until its acquisition by the Company, the Smartflex Partnership was provided with financial assistance and significant support in sales and personnel functions by Silicon Systems and Rogers. Although the business of the Company has been in existence since November 1985, the Company has only a limited history as an independent operating company, and there can be no assurance that the Company will not experience problems associated with young, growing companies. Moreover, while the Company has operated profitably since 1990, there can be no assurance that the Company will be able to sustain or increase its profitability in future periods. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

  Substantial Fluctuations in Future Operating Results

         The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. All products manufactured by the Company are custom designed and assembled for a specific customer's requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize. The Company typically incurs significant start- up costs in the production of a particular product, which costs are expensed as incurred. Accordingly, the Company's level of experience in manufacturing a particular product and its efficiency in minimizing start-up costs will affect the Company's operating results during the periods in which production begins and ramp-up occurs. The efficiencies of the Company in managing inventories and fixed assets, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of materials, labor, manufacturing and overhead costs are also significant factors affecting annual and quarterly operating results. Other factors contributing to fluctuations in the Company's operating results include price competition, the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided. In addition, the amount and timing of orders placed by a customer may vary due to a number of factors, including inventory balancing, changes in manufacturing strategy and variation in product demand attributable to, among other things, product life cycles, competitive factors and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

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

  Dependence on Hard Disk Drive Industry

         The Company's principal market is the HDD industry, which is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize costs. The HDD industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and contraction. The impact of cyclical trends on suppliers to this industry has been exacerbated by the tendency of HDD manufacturers to order components in excess of their needs during growth periods, followed by a sharp reduction in demand for components during periods of contraction. The Company's operating results have been adversely affected from time to time during HDD industry slowdowns and could be materially adversely affected in the event of significant slowdowns in this industry in the future. Although the Company is attempting to reduce its dependence on the HDD industry, the Company expects revenues attributable to this market to continue to represent the substantial majority of its revenues for the foreseeable future. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 and "Markets."

  Customer Concentration

         The Company's customer base is highly concentrated. During fiscal 1996 and 1995, the Company's four largest customers accounted for approximately 82% and 80% of net revenue, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

         Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex Solutions, Inc. ("ADFlex"), Mektec Corporation ("Mektec"), Silicon Systems, Inc., Toshiba America, Inc., and VTC, Inc. During fiscal 1996, 1995 and 1994, the Company purchased a majority of its flex components from either ADFlex or Mektec, a majority of its integrated circuits from VTC, Inc. and a substantial portion of its integrated circuits from Silicon Systems. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. While the Company has not experienced sustained periods of shortages of components in the recent past, there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company's operating results. Also see "Manufacturing Services" and "Competition."

  International Operations

         The Company maintains international manufacturing operations in Singapore, Mexico, and the Philippines. In light of the continued growth of offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas through internal growth, acquisitions, or a combination of both. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars. The Company's production employees at the Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 1998. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

  Variability of Customer Requirements and Customer Financing

         The level and timing of orders placed by customers vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than three months in advance of requirements. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and incur other expenses in order to meet the anticipated demand of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production which have placed an excessive burden on the Company's resources. Such customers' order fluctuations and deferrals have had an adverse effect on the Company's operating results in the past, and there can be no assurance that the Company will not experience such effects in the future. In addition, the Company incurs significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's principal customers were to become insolvent, or otherwise were to fail to pay for the services and materials provided by the Company, the Company's operating results and financial condition would be adversely affected. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

  Rapid Technological Change

         The Company's customer base competes in markets that are characterized by rapid technological change and short product life cycles. In particular, the HDD, computer and communications markets are prone to rapid product obsolescence by new technologies. The flexible interconnect industry could experience future competition from new or emerging technologies that render existing technology less competitive or obsolete. The inability of the Company to develop technologies to meet the evolving market requirements of its customer base could have a material adverse effect on the Company's business, financial condition and results of operations, including the Company's ability to maintain its revenue base. Also see "Industry Background," "Manufacturing Services" and "Markets."

  Management of Growth

         The Company has experienced a period of rapid growth which has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company's growth is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasingly international scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations. Also see "Management."

  Dependence on Key Employees

         The Company is highly dependent on its Chief Executive Officer, William L. Healey, and other principal members of its management team, the loss of whose services could have a material adverse effect upon the business and financial condition of the Company, as well as the ability of the Company to achieve its development objectives. None of such persons has an employment contract with the Company. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel. Also see "Management."

  Environmental Compliance

         The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals and substances used in its manufacturing process. While the Company believes that it is in material compliance with all existing applicable environmental statutes and regulations, any failure by the Company to comply with statutes and regulations presently existing or enacted in the future could subject it to liabilities or the suspension of production. In addition, compliance with such statutes and regulations could restrict the Company's ability to expand its facilities or require the Company to acquire costly equipment or to incur other significant expense. Also see "Environmental Concerns."

  Control by Existing Stockholders

         The Company's officers, directors and existing holders of more than 5% of the Company's Common Stock, in the aggregate, own beneficially approximately 45% of the outstanding Common Stock. As a result, any substantial portion of these stockholders, acting together, are able to effectively control most matters requiring approval by the stockholders of the Company. Approximately 18% of the Company's Common Stock is held by TDK U.S.A. Corporation ("TDK"), approximately 3% is held by Ampersand Specialty Materials and Chemicals II Limited Partnership ("Ampersand Chemicals") and approximately 1% is held by Ampersand Specialty Materials Ventures Limited Partnership ("Ampersand Materials"). Ampersand Materials and Ampersand Chemicals together hold approximately 9% of the Common Stock of ADFlex. ADFlex supplies a significant quantity of components to the Company. Also see "Risk Factors--Component Supply and Sources."

  Anti-Takeover Provisions

         On July 17, 1996, the Board of Directors approved the adoption of a Shareholder Rights Plan for the Company, which is intended to protect stockholder interests in the event of an unsolicited attempt to acquire the Company on terms that are not in the best interests of the stockholders. The Plan provides for a dividend of one Right for each share of outstanding common stock. Each Right entitles the holder, on the occurrence of certain events, to purchase shares of a newly created class of the Company's preferred stock. The Company may redeem each Right, on terms spelled out in the Plan, if approved by the Board of Directors.

         The Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any future vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights senior to the Common Stock, which could have a material adverse effect on the market value of the Common Stock. The Company has no present plans to issue shares of Preferred Stock. In addition, Section 203 of the General Corporation Law of Delaware restricts the Company from engaging in certain business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock.

                           SALES AND CUSTOMER SUPPORT

         The Company uses both field sales personnel and internal customer service and marketing support personnel to facilitate its sales efforts. As of December 31, 1996, the Company employed 24 sales, support and marketing personnel. In addition, the Company has agreements with 19 sales representatives who are assigned geographic territories within North America. The sales activities of these representatives are managed by the Company's regional sales managers, who also have some key direct account responsibilities. The Company also uses sales representatives in Japan, Singapore, Malaysia, Thailand, Hong Kong and Korea, whose activities are managed from the Company's Tustin headquarters. The Company presently has no sales personnel in Europe.

         The Company's customer support function consists of both customer service and program management. Employees in these functions form the nucleus of customer account teams that deal with specific customer technical and order activities. The customer account teams are multi- functional teams from program management, customer service, materials planning, manufacturing engineering and quality engineering, which provide focused attention to the key activities concerning the customer's account. These teams are responsible for addressing all customer issues to ensure continuity from program development through distribution. This focused attention is designed to enable the Company to respond rapidly and efficiently to each customer's specialized precision manufacturing needs. Also see "Risk Factors."

                                    BACKLOG

         The Company's backlog was approximately $52 million and $48 million at December 31, 1996 and 1995, respectively. The Company does not have any long-term agreements with its customers which require the customers to purchase products. Backlog consists of purchase orders received by the Company for shipment within up to 180 days. Because customer orders generally require shipment within the following 90 days and may be rescheduled or canceled by the customer, the Company does not believe that backlog is a meaningful predictor of future revenue performance.

                                    PATENTS

         The Company does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patent or trademark protection is not an important competitive factor in its market, and that patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology. No assurances can be made that the Company will be able to maintain the confidentiality of its technology, dissemination of which could have a materially adverse effect on the Company's business. Also see "Risk Factors."

                                  COMPETITION

         The Company operates in a highly competitive industry and competes against several domestic and foreign providers of electronics manufacturing services. The principal competitors in the high-end segment of the flex assembly market include Solectron Corporation, CTS Corporation, and ADFlex Solutions, Inc. The Company also faces competition from the manufacturing operations of its current and potential OEM customers, which the Company believes continue to evaluate the merits of manufacturing flex assemblies internally, and from offshore contract manufacturers, which, because of their lower labor rates, enjoy a comparative advantage over the Company with respect to labor- intensive, high-volume production. The Company has also experienced competition from head stack assemblers in the past; however, most competition from such manufacturers has been in the lower-end SMT segment of the market in which the Company does not direct a significant amount of resources. The Company expects to encounter future competition from other large electronics manufacturers that currently provide or may begin to provide contract manufacturing services. A number of the Company's competitors have substantially greater manufacturing, financial, technical, marketing and other resources, and offer a broader line of services, than does the Company. In addition, many of the Company's competitors have a broader scope and presence of operations on a worldwide basis.

         Significant competitive factors in the high-end flexible assembly market include quality, price, responsiveness, the ability to manufacture fine-pitch assemblies in volume, and test capabilities. While the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to do so in the future. The trend toward increasingly shorter product life cycles, particularly in the HDD industry, is expected to result in more intense competition as each new customer program is generally open to bidding by the Company and its competitors. Furthermore, the Company is often only one of two or more contract manufacturers supplying a particular customer requirement and is therefore subject to continuing competition on existing programs. In order to remain competitive, the Company must continually provide timely technologically advanced manufacturing services, ensure the quality of its products and compete favorably with respect to price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its industry, the Company's business and operating results would be adversely affected.

                             ENVIRONMENTAL CONCERNS

         In the past, electronic assembly specialists have typically used chlorofluorocarbon ("CFC") cleaners, which are believed to contribute to depletion of the ozone layer in the atmosphere. In 1992 the Company developed an internal aqueous cleaning process which has completely eliminated the use of CFC-based chemicals in its facilities worldwide.

         The Company uses various hazardous chemicals and substances in its manufacturing processes. Although the amounts of these materials used by the Company are not substantial, procedures have nevertheless been implemented to facilitate compliance with all environmental laws and regulations relating to the use, storage, discharge and disposal of these materials. The Company believes that it is in material compliance with all environmental laws and regulations to which it is subject. Also see "Risk Factors--Environmental Compliance."

                                   PERSONNEL

         As of December 31, 1996 the Company had a total of 1,006 employees, including 897 in manufacturing and operations support, 44 in engineering, 24 in marketing, sales and program management and 41 in administration. The Company considers its relations with employees to be good. The Company's employees at its Monterrey facility are represented by a labor union and are covered by a collective bargaining agreement that is subject to annual revision under Mexican law.

                                   MANAGEMENT

         The executive officers and key employees of the Company are as follows:

         NAME                   AGE                  POSITION
         ----                   ---                  --------
EXECUTIVE OFFICERS
William L. Healey                52                  President, Chief Executive Officer and
                                                     Chairman of the Board of Directors

Richard D. Bell                  52                  Vice President of Marketing and Sales

Alfred B. Castleman              58                  Vice President and Chief Financial Officer

Christopher J. Rollison          38                  Vice President of Operations

John W. Hohener                  41                  Corporate Controller and Treasurer


KEY EMPLOYEES
Marilyn A. Gosz                  48                  Director of Strategic Marketing and
                                                     Business Development

Merle J. Ihrman                  50                  Director of Quality Assurance

Joe L. Pendergrass               42                  Director of Materials

Sherrie L. Suski                 36                  Director of Human Resources

EXECUTIVE OFFICERS

         William L. Healey has served as President and Chief Executive Officer of the Company since July 1989, as a director since its incorporation in September 1993 and was elected Chairman in January 1996. Prior to joining Smartflex, Mr. Healey worked at Silicon Systems, where he was responsible for all manufacturing operations in California and Singapore, and held several senior executive positions, including Senior Vice President of Operations, Vice President of Manufacturing and Director of Wafer Fabrication Operations. Mr. Healey also sits on the Board of privately held Bell Technologies, Inc., a leading provider of electronics products and services to the high technology segment of the electronics industry, and publicly held Praegitzer Industries, a leading provider of printed circuit boards.

         Richard D. Bell joined Smartflex in 1987, and has served as Vice President of Marketing and Sales of the Company since 1993. Prior to joining Smartflex, Mr. Bell spent nine years in senior technical marketing and sales management positions with Scientific-Atlanta, Inc., a manufacturer of communications and electronics equipment, and Rogers Corporation. Mr. Bell served as a member of the Board of Directors during September and October 1993.

         Alfred B. Castleman has served as the Vice President and Chief Financial Officer of the Company since March 1994. Mr. Castleman served as Chief Financial Officer of MCI/Quantel Corporation, an electronic equipment manufacturing and service company, from January 1982 to February 1984, of Micro Linear Corporation, an integrated circuit manufacturer, from February 1984 to March 1992, and of Sherpa Corporation, a commercial software development company, from March 1992 to September 1993.

         Christopher J. Rollison has served as Vice President of Operations since July 1995 and until then served as Director of Operations of the Company since October 1992. Mr. Rollison joined Smartflex at its inception in August 1985 as a senior process engineer. Subsequently, he held a series of positions of increasing responsibility culminating in his current role as Vice President of Operations.

         John W. Hohener has served as Corporate Controller and Treasurer of the Company since May 1988. Prior to joining Smartflex, Mr. Hohener spent eight years with Silicon Systems where he held numerous financial management positions, including Director of Corporate Accounting. Mr. Hohener served as a member of the Board of Directors during September and October 1993.

  KEY EMPLOYEES

         Marilyn A. Gosz joined Smartflex as Director of Strategic Marketing and Business Development in June 1996. Prior to joining the Company, Ms. Gosz performed technology management and business planning projects on a contract basis for technology clients for six years. From 1982 to 1989, Ms. Gosz held various management positions in product marketing, program management and new business development with Unisys Corporation, Burroughs Corporation and Fujitsu Corporation.

         Merle J. Ihrman has served as Director of Quality Assurance of the Company since August 1992. Prior to joining the Company, Mr. Ihrman served for six years as Manager of Product Assurance with Western Digital Corporation, a manufacturer of hard disk drives.

         Joe L. Pendergrass joined Smartflex as Director of Materials in May 1995. From October 1993 until May 1995, Mr. Pendergrass was self employed as a materials logistics consultant. From January 1992 until October 1993, he was Director of Materials at International Rectifier Corporation, a semiconductor manufacturer. Prior to January 1992, Mr. Pendergrass held a variety of materials management positions at Rockwell International Corporation for over twelve years.

         Sherrie L. Suski has served as Director of Human Resources of the Company since October 1993. Prior to joining Smartflex, Ms. Suski spent ten years with Silicon Systems where she held numerous human resources management positions, including Director of Compensation and Benefits.



ITEM 2.  PROPERTIES

         The Company's Tustin, California facility comprises approximately 44,000 square feet, and is held under operating lease arrangements extending through 2002. The Company's Singapore facility comprises 21,000 square feet. The Mexico facility comprises approximately 25,000 square feet that are currently in use. This Mexico facility will be replaced by a facility comprising 65,000 square feet which is currently under construction. The Singapore and Mexico facilities are held under lease arrangements extending through 1997 and 2003, respectively. The Company's manufacturing line in Cebu, the Philippines, comprises approximately 35,000 square feet and is held under a lease agreement extending through 1999.

         The description under "Business - International Manufacturing Capability" is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Common Stock Data" on the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Financial Highlights" on page 1 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, and the report of the independent auditors, presented on pages 23 through 36 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information appearing in the "Information Concerning Nominees" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on May 14, 1997, is hereby incorporated by reference. Information concerning the current executive officers of the Company is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing in the "Executive Compensation," "Summary Compensation Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," sections of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on May 14, 1997, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing in the "Security Ownership of Management and Certain Beneficial Owners" section of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on May 14, 1997, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information appearing in the "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held on May 14, 1997, is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     1.  FINANCIAL STATEMENTS.
                 The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K.

                 2.  FINANCIAL STATEMENT SCHEDULES.
                 The financial statement schedules listed in the accompanying Index to Consolidated Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

                 3.  EXHIBITS.
                 The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

         (b)     CURRENT REPORTS ON FORM 8-K.
                 No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tustin, State of California, on the 26th day of March, 1997.

                                   SMARTFLEX SYSTEMS, INC.
                                   (Registrant)


                                   By:  /s/ William L. Healey
                                       ---------------------------------------
                                            William L. Healey
                                            President, Chief Executive Officer
                                            and Chairman of the Board

                               POWER OF ATTORNEY

         We, the undersigned directors and officers of Smartflex Systems, Inc. do hereby constitute and appoint William L. Healey and Alfred B. Castleman, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Report, including specifically, but without limitation, power and authority to sign any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                                    TITLE                                      DATE
     ---------                                    -----                                      ----
/s/ William L. Healey                      President, Chief Executive                  March 26, 1997
-----------------------------              Officer and Chairman of the Board
William Healey                             (Principal Executive Officer)

/s/ Alfred B. Castleman                    Vice President, Chief Financial             March 26, 1997
-----------------------------              Officer (Principal Financial and
Alfred B. Castleman                        Accounting Officer)


/s/ William E. Bendush                     Director                                    March 26, 1997
-----------------------------
William E. Bendush

/s/ Alan V. King                           Director                                    March 26, 1997
-----------------------------
Alan V. King

/s/ William A. Klein                       Director                                    March 26, 1997
-----------------------------
William A. Klein

/s/ Gary E. Liebl                          Director                                    March 26, 1997
-----------------------------
Gary E. Liebl

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


         The following consolidated financial statements of Smartflex Systems, Inc., included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference:


                                                                              Annual Report
                 Description                                                 Page Reference
                 -----------                                                 --------------
Consolidated Balance Sheets as of December 31, 1996 and 1995                       24

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                                 23

Consolidated Statements of Partners' and Stockholders' Equity
  for the years ended December 31, 1996, 1995 and 1994                             25

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                                 26

Notes to Consolidated Financial Statements                                         27-35

Report of Independent Auditors                                                     36


         The following consolidated financial statement schedule of Smartflex Systems, Inc. and the Consent of Independent Auditors are included herein:

                 Description                                                 Page Reference
                 -----------                                                 --------------
Schedule II - Valuation and Qualifying Accounts                                    25

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Consent of Independent Auditors                                                Exhibit 23.2

                               INDEX TO EXHIBITS


Exhibit
  No.                                  Description
  ---                                  -----------
3.3       Restated Certificate of Incorporation of the Registrant. (1)
3.4       Bylaws of the Registrant. (1)
4.1       Form of Founders Restricted Stock Purchase Agreement dated as of September 28, 1993, entered into between the Registrant and each of William L. Healey, John W. Hohener, Richard D. Bell,
          Christopher J. Rollison and Merle J. Ihrman. (1)
4.2       Stock Purchase Agreement dated as of March 30, 1994, between the Registrant and AMP
          Incorporated. (1)
4.3       Registration Rights Agreement dated as of March 30, 1994 among the Registrant, J.V.
          Acquisition Corporation, Silicon Systems, Inc. and AMP Incorporated. (1)
10.1+     Smartflex Systems, Inc. 1993 Equity Incentive Plan, as amended. (1)
10.2+     Smartflex Systems, Inc. 1994 Equity Incentive Plan for Officers, Directors and Consultants. (1)
10.3+     Smartflex Systems, Inc. 1995 Equity Incentive Plan. (1)
10.4+     Smartflex Systems, Inc. 1995 Employee Stock Purchase Plan. (1)
10.5+     Smartflex Systems, Inc. Amended and Restated Profit Sharing Bonus Plan. (2)
10.6      Loan Agreement dated September 29, 1995, between the Registrant and Union Bank, as amended by the First Amendment thereto, dated January 11, 1996, and the Second Amendment thereto, dated February 13, 1996. (2)
10.7      Promissory Note dated October 11, 1996, from the Registrant in favor of Union Bank of
          California, N.A. (revolving line of credit). (4)
10.9      Master Lease Agreement dated as of March 9, 1994 between the Registrant and General Electric
          Capital Corporation, and Addendum No. 1 thereto dated as of March 9, 1994. (1)
10.10     Volume Purchase Agreement dated August 16, 1989 between Registrant and Silicon Systems, Inc. (1)
10.12     Lease and Administrative Services Agreement dated as of January 17, 1994, among the
          Registrant, Circuit Components, Inc. and Inoac Polytec de Mexico. (1)
10.13     Facilities and Services Agreement dated October 1, 1995, between Smartflex Systems Singapore
          Pte, Ltd. ("Smartflex Singapore") and Silicon Systems Singapore Pte, Ltd. (2)
10.14     Tenancy of Flatted Factory Unit made November 29, 1994, between Smartflex Singapore and
          Jurong Town Corporation. (1)
10.15     Standard Industrial Lease - Net, and addendum thereto, dated February 1, 1996 between the
          Registrant and Roy G.G. Harris and Patricia S. Harris, as co-trustees of the Harris Family
          Trust dated November 2, 1979 and Glyn P. Harris and Ginger M. Harris, Husband and Wife
          (14312 Franklin). (2)
10.16     Standard Industrial Lease - Net, and addendum thereto, dated February 1, 1996 between the
          Registrant and Roy G.G. Harris and Patricia S. Harris, as co-trustees of the Harris Family
          Trust dated November 2, 1979 and Glyn P. Harris and Ginger M. Harris, Husband and Wife
          (14312 Franklin - parking lot). (2)

Exhibit
  No.                                              Description
  ---                                              -----------
10.17     Facilities and Services Agreement entered into on April 5, 1995 between the Registrant and
          Silicon Systems, Inc. (1)
10.18     Reorganization Agreement dated July 31, 1995 between the Registrant and J.V. Acquisition
          Corporation. (1)
10.19+    Form of Indemnification Agreement for Officers and Directors of the Registrant. (1)
10.20     Loan Agreement dated December 29, 1995 between Smartflex Singapore and GE Capital Services
          Pte. Ltd. (2)
10.21     Promissory Note dated October 11, 1996, from the Registrant in favor of Union Bank of
          California, N.A. (term loan). (4)
10.22     Debenture dated March 13, 1996 between Smartflex Singapore and GE Capital Services Pte. Ltd.
          (2)
10.23+    First Amendment to Smartflex Systems, Inc. 1995 Employee Stock Purchase Plan  (2)
10.24+    Executive Involuntary Termination Policy of the Registrant.  (2)
10.25     Corporate Guaranty dated December 29, 1995 between the Registrant and GE Capital Services
          Pte. Ltd.  (2)
10.26     Contract of Lease dated May 24, 1996, between Smartflex Systems Philippines, Inc.
          ("Smartflex Philippines") and Joe & Larry Active Wears Co., Inc. (3)
10.27     Registration Agreement dated May 25, 1996 between Smartflex Philippines and Philippine
          Economic Zone Authority. (3)
10.28     Third Amendment, dated  October 4, 1996, to the Loan Agreement dated September 29, 1995, between the Registrant and Union Bank of California, N.A. (4)
10.29     Lease Agreement  entered into on  November 17, 1996 between Inmobiliaria Nuevo Aeropuerto,
          S.A. de C.V. and Smartflex Systems de Mexico, S.A. de C.V. (5)
10.30     Amendment to the Facilities and Services Agreement dated February 28, 1997, between the
          Registrant and Silicon Systems, Inc. (5)
11.1      Computation of net income per share. (5)
13        Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996. (5)
21.1      Subsidiaries of the Registrant. (5)
23.2      Consent of Ernst & Young LLP. (5)
27        Financial Data Schedule. (Filed electronically)

________________

+ A management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

(1) Incorporated herein by reference to the referenced exhibit number to the Registrant's Form S-1 Registration Statement Number 33-93426, dated July 27, 1995.

(2) Incorporated herein by reference to the referenced exhibit number to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1995.

(3) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 29, 1996

(4) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 28, 1996

(5)   Filed with this Form 10-K.

                            SMARTFLEX SYSTEMS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                   Additions
                                                              -----------------------
                                                 Balance at   Charged to   Charged to                     Balance at
                                                 beginning    costs and      other                          end of
           Description                           of period    expenses      accounts        Deductions      period
           -----------                           ----------   ----------   -----------      ----------    ----------
                                                                          (in thousands)
Year ended December 31, 1994:
    Allowance for doubtful accounts                $  268        $    -         $26(1)         $  9(2)       $  285
    Reserve for excess and obsolete inventory       1,144           343           -             817(3)          670
                                                   ------        ------         ---            ----          ------
            Total                                  $1,412        $  343         $26            $826          $  955
                                                   ======        ======         ===            ====          ======
Year ended December 31, 1995:
    Allowance for doubtful accounts                $  285        $  721         $35(1)         $116(2)       $  925
    Reserve for excess and obsolete inventory         670           625           -             124(3)        1,171
                                                   ------        ------         ---            ----          ------
            Total                                  $  955        $1,346         $35            $240          $2,096
                                                   ======        ======         ===            ====          ======
Year ended December 31, 1996:
    Allowance for doubtful accounts                $  925        $    -         $ -            $  5(2)       $  920
    Reserve for excess and obsolete inventory       1,171             -           -             305(3)          866
                                                   ------        ------         ---            ----          ------
            Total                                  $2,096        $    -         $ -            $310          $1,786
                                                   ======        ======         ===            ====          ======
---------------------

(1)  Write off of credit balances in accounts receivable.
(2)  Uncollectible accounts written off, net of recoveries.
(3)  Obsolete inventory written off.