Form 10-Q
period 1997-03-29
SMARTFLEX SYSTEMS INC
filed 1997-05-13
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period   March 29, 1997
                                --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period ________________ to ________________


                     Commission File Number:   0-26472
                                               -------


                            SMARTFLEX SYSTEMS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       33-0581151
-----------------------------------------------------------------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


14312 Franklin Avenue, Tustin, California                  92781-2085
-----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (714) 838-8737
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days

                            Yes  X              No
                                ---                ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date:

      Common Stock, $.0025 par value - 6,333,013 shares as of May 7, 1997
--------------------------------------------------------------------------------


                                  Page 1 of 17
                            Exhibit Index on Page 17

                            SMARTFLEX SYSTEMS, INC.

                                     INDEX

                                                                                                Page
                                                                                                ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets as of March 31, 1997 and December          3
                 31, 1996

                 Condensed Consolidated Statements of Operations for the three months ended       4
                 March 31, 1997 and 1996

                 Condensed Consolidated Statements of Cash Flows for the three months ended       5
                 March 31, 1997 and 1996

                 Notes to Unaudited Condensed Consolidated Financial Statements                   6

Item 2.          Management's Discussion and Analysis of Financial Condition and                  7
                 Results of Operations

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                                15

SIGNATURES                                                                                       16

INDEX TO EXHIBITS                                                                                17


     The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            SMARTFLEX SYSTEMS, INC.

                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 March 31,          December 31,
                                                                                   1997                1996
                                                                                 ---------          ------------
                                                  ASSETS

Current assets:

    Cash and cash equivalents                                                     $  1,442             $ 1,164
    Short-term investments                                                          25,046              24,796
    Accounts receivable, net of allowance for doubtful accounts
       of $705 at March 31, 1997 and $920 at December 31, 1996                      16,837              18,837
    Inventories:
       Raw materials                                                                11,595               7,722
       Work-in-process                                                               2,512               2,968
       Finished goods                                                                1,141                 400
                                                                                   -------             -------
           Total inventories                                                        15,248              11,090
    Deferred tax asset                                                               1,634               1,634
    Prepaid expenses and other current assets                                        2,327               1,944
                                                                                   -------             -------
           Total current assets                                                     62,534              59,465
Property and equipment, at cost:
    Machinery and equipment                                                         15,023              13,415
    Office furniture and equipment                                                   2,650               2,622
    Leasehold improvements                                                           2,620               2,581
                                                                                   -------             -------
                                                                                    20,293              18,618
    Less accumulated depreciation and amortization                                  (7,405)             (6,492)
                                                                                   -------             -------
           Total property and equipment                                             12,888              12,126
Other Assets                                                                         2,134                 541
                                                                                   -------             -------
                                                                                   $77,556             $72,132
                                                                                   =======             =======
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable to related parties                                            $ 1,842             $ 2,041
    Accounts payable                                                                15,883              11,457
    Accrued compensation and related costs                                           1,175               1,452
    Other accrued liabilities                                                        1,858               2,215
    Current portion of notes                                                           620                 587
                                                                                   -------             -------
           Total current liabilities                                                21,378              17,752
Deferred tax liability                                                                 909                 909
Long-term portion of notes payable                                                   2,241                 722
Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares -- 5,000,000
       Issued and outstanding -- none                                                    -                   -
    Common stock, $.0025 par value:
       Authorized shares -- 25,000,000
       Issued and outstanding shares -- 6,315,689 at March 31, 1997
           and 6,301,313 at December 31, 1996, respectively                             16                  16
    Additional paid-in capital                                                      35,693              35,649
    Retained earnings                                                               17,319              17,084
                                                                                   -------             -------
           Total stockholders' equity                                               53,028              52,749
                                                                                   -------             -------
                                                                                   $77,556             $72,132
                                                                                   =======             =======


See accompanying notes.

                            SMARTFLEX SYSTEMS, INC.

                Condensed Consolidated Statements of Operations
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     1997              1996
                                                  --------            -------
Net revenues                                       $30,272            $40,025
Cost of revenues                                    28,319             35,013
                                                   -------            -------
  Gross margin                                       1,953              5,012

Costs and expenses:
  Marketing and sales expense                          857                645
  General and administrative expense                 1,299              1,514
                                                   -------            -------
     Operating (loss) income                          (203)             2,853
Interest income                                        277                231
Interest expense                                       (65)               (64)
Other income (expense)                                  21                 (3)
                                                   -------            -------
Income before income taxes                              30              3,017
Income tax (benefit) provision                        (204)             1,105
                                                   -------            -------
Net income                                         $   234            $ 1,912
                                                   =======            =======

Net income per common and common
  equivalent share:
     Primary                                       $  0.04            $  0.30
                                                   =======            =======
     Fully diluted                                 $  0.04            $  0.30
                                                   =======            =======
Common and common equivalent
  shares used in computing per
  share amounts:
     Primary                                         6,442              6,371
                                                   =======            =======
     Fully diluted                                   6,442              6,386
                                                   =======            =======

See accompanying notes.

                            SMARTFLEX SYSTEMS, INC.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                 1997             1996
                                                                             ------------     -----------
Net cash flow from operating
    Net income                                                                 $   234           $ 1,912
    Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
       Depreciation and amortization                                               919               635
       Loss on sale of property and equipment                                        -                28
       Provision for doubtful accounts                                            (189)                -
       Provision for inventory obsolescence                                          -                19
       Other changes in operating assets and liabilities:
           Receivables                                                           2,189             2,891
           Inventories                                                          (4,158)            5,467
           Prepaid expenses and other assets                                    (1,950)             (429)
           Accounts payable to related parties                                    (199)             (221)
           Accounts payable and accrued expenses                                 3,793            (6,480)
           Income taxes payable/receivable                                           -               755
                                                                               -------           -------
              Net cash provided by operating activities                            639             4,577

Cash flow from investing activities:
    Capital expenditures                                                        (1,701)             (811)
    Purchase of short-term investments                                          (4,241)           (4,072)
    Proceeds from the sale of short-term investments                             3,985             2,833
                                                                               -------           -------
              Net cash used in investing activities                             (1,957)           (2,050)
                                                                               -------           -------
Cash flow from financing activities:
    Net proceeds from sale of common stock                                          44               287
    Net borrowings (repayments) on revolving line of credit                      1,695            (2,505)
    Repayments on term loan                                                       (143)             (152)
                                                                               -------           -------
              Net cash provided by (used in) financing activities                1,596            (2,370)
                                                                               -------           -------

Net increase in cash                                                               278               157
Cash at beginning of period                                                      1,164             1,398
                                                                               -------           -------
Cash at end of period                                                          $ 1,442           $ 1,555
                                                                               =======           =======
Supplemental disclosures of cash flow information:
    Interest paid                                                              $    36           $    97
    Taxes paid                                                                       -                 -

See accompanying notes.

                            SMARTFLEX SYSTEMS, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1997

Note (A) -- Basis of Presentation
---------------------------------

         The accompanying unaudited condensed consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

Note (B) -- Fiscal Year
-----------------------

         The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.

Note (C) -- Use of Estimates
----------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note (D) -- Credit Facility
---------------------------

         On October 4, 1996, the Company amended its bank credit facility ("facility") which provides for aggregate borrowings of $15.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at 0.25% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1998. At March 31, 1997, borrowings under the revolving loan totaled $1.7 million; there were no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million. Funds under this loan are available to the Company in one or more disbursements of not less than $500,000. The expiration date of the unsecured term loan has been extended to September 30, 1997.

Note (E) -- Impact of newly issued pronouncement by the Financial Accounting
            Standards Board
----------------------------------------------------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $0.00 and $0.01 per share, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                            SMARTFLEX SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors," below, and the other information in this Form 10-Q.

OVERVIEW

         Smartflex provides custom design and turnkey manufacturing of flexible interconnect assemblies to customers who are manufacturers of compact, high-performance electronic products. Smartflex specializes in precision surface mount ("SMT") and direct chip attach technologies on flexible circuit substrates. The Company's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. To date, HDD revenues have represented the Company's predominant market. For the three months ended March 31, 1997, HDD revenues comprised 85.5% of total revenues, compared to 56.6% for the same period last year.

         During the first quarter of 1997, the Company continued to experience component availability difficulties. The most significant issue the Company faced was the restricted availability of ceramic substrates for the Company's new Chip-on-Ceramic ("COC") program. Net revenues decreased 16.4%, from the fourth quarter of 1996, and 24.4% from the comparable period of the prior year. During the first quarter ended March 31, 1997, total unit shipments were approximately 199,000 less than the fourth quarter of 1996, and approximately 500,000 more than the same period in 1996. HDD unit shipments increased approximately 751,000 or 36.0% over the comparable quarter of the prior year, while non-HDD units decreased approximately 252,000 or 40.6% from the same period in the prior year. The non-HDD business dropped significantly, both in dollars and units during the first quarter as compared to both the previous and the year earlier quarter as a result of shipment postponements (due to a customer inventory build-up in previous quarters) for a high volume non-HDD program. Average selling prices ("ASP"s) decreased during this period from the comparable period in the prior year. The decline in ASPs during the current quarter was attributable primarily to component cost decreases passed through to customers in the form of lower prices and price decreases as a result of competitive pressures.

         Continuing the Company's strategy to expand manufacturing capabilities, the Company committed an additional $2.0 million to add surface mount and Chip-on-Flex ("COF") capability in Cebu, the Philippines, $1.5 million for expansion of both surface mount and COF in Monterrey, Mexico and $500,000 to increase COC capacity in Singapore.

RESULTS OF OPERATIONS

Net Revenues

         Net revenues for the quarter ended March 31, 1997 decreased 24.4% compared to the comparable period in 1996. The most significant issue, affecting revenue, that the Company faced was the restricted availability of ceramic substrates for the COC program. In addition, the decrease in net revenues was impacted by the decrease of non-HDD revenue as a result of shipment postponements described above. Revenue was further impacted by decreases in component costs, which was passed through to customers in the form of lower prices, and price decreases as a result of competitive pressures.

         Net revenues from HDD units accounted for 85.5% of total revenues as compared to 56.6% during the same period in the prior year. Net revenues attributable to non-HDD programs declined significantly to 14.5% from 43.4% in the comparable quarter of the prior year due primarily to the shipment postponements described above.

         Export sales, which arise primarily from the shipment of assembled products to international operations of U.S.-based companies, rose to 83.2% from 74.9% for the fourth quarter of 1996 and 55.8% in the comparable quarter in 1996. These increases were primarily due to the continuing trend of shipping product directly to international head stack assemblers of the Company's customers.

Gross Margins

         Gross margins as a percentage of net revenues were 6.5% and 12.5% for the first quarters of fiscal 1997 and 1996, respectively. The current year decline was primarily due to under absorption of factory costs resulting from substantial reduction in both produced and shipped product volumes during the first quarter of 1997. This was especially evident in the Cebu facility where the ceramic substrate shortfall, mentioned above, left a newly hired workforce highly unproductive. Additional fixed costs were also incurred to support expected sales volumes in future quarters.

Marketing and Sales Expense

         Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. As a percentage of net revenues, these expenses increased to 2.8% for the quarter ended March 31, 1997, compared to 2.1% for the same period in fiscal 1996. The percentage increase was the combined result of increased advertising expenses, increased sales commission expenses, and reduced revenues for the period.

General and Administrative Expenses

         General and administrative ("G & A") expenses declined both as a percentage of net revenues, and in absolute dollars, for the quarter ended March 31, 1997 compared to the same period in 1996. As a percentage of net revenues, G & A expenses were 4.3% for the current year's first quarter, compared to 5.0% for the quarter ended March 31, 1996. These declines were due primarily to the absence of profit sharing expense and the reversal of certain bad debt reserves which were no longer deemed necessary.

Interest Income

         Interest income increased $46,000 for the three months ended March 31, 1997, compared to the same prior-year period. Higher balances in short-term investments due to the investment of cash generated from operations and the reinvestment of interest earnings contributed to this increase.

Income Taxes

         The Company had an income tax benefit of approximately $204,000 for the three months ended March 31, 1997 as compared to a provision of $1,105,000 during the comparable period in 1996. Domestic tax benefits primarily resulting from the successful conclusion of an Internal Revenue Service examination allowed the Company to reduce its tax liability. In addition, the foreign subsidiaries operated at a profit while the domestic parent company did not, generating additional tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's principal sources of liquidity included $26.4 million in cash and short-term investments, and $15.5 million in available borrowings under its bank credit facility ("facility"), net of borrowings under the revolving loan. The facility was amended on October 4, 1996, which provides for aggregate borrowings of $15.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at 0.25% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1998. At March 31, 1997, borrowings under the revolving loan totaled $1.7 million; there were no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million. Funds under this loan are available to the Company in one or more disbursements of not less than $500,000. The expiration date of the unsecured term loan has been extended to September 30, 1997.

         Short-term investments at March 31, 1997 totaled $25.0 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, increased $1.9 million for the quarter ended March 31, 1997 as compared to the comparable period in the prior year, primarily due to the investment of cash flows generated from operations and the reinvestment of interest earnings. For all short-term investments at March 31, 1997, cost approximated fair market value.

         Over the three months ended March 31, 1997, inventory levels have increased $4.2 million. Inventory levels fluctuate directly with the volume of the Company's manufacturing; changes or significant fluctuations in market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. Historically, the Company has managed its inventory levels with regard to these fluctuations. See "Risk Factors."

         During the three months ended March 31, 1997, the Company acquired $1.7 million in capital equipment and leasehold improvements, primarily for the expansion of its offshore manufacturing facilities.

         On July 18, 1996, the Company entered into a facilities and services agreement with Silicon Systems, Inc. ("SSI"), a wholly owned subsidiary of Texas Instruments Incorporated, whereby SSI provides certain administrative services and facilities to the Company for agreed-upon fees, totaling approximately $35,000 per month. This agreement is in effect until June 1997, at which time it may be automatically renewed for additional twelve-month periods unless terminated by either party with proper notice. Management believes that these events will not adversely affect the Company's financial or operating results.

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

                                  RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely customer qualification of the Company's new Chip-On-Ceramic process, timely customer qualification of, and commencement of volume production at, the Company's new facilities in Cebu and Monterrey, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors.

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

         Because of these and other factors affecting the Company's operating results, past financial performance should not be overly relied upon as an indicator of future performance, and investors should not overly rely upon historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

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

         The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The short lead time for the Company's backlog also affects its ability to accurately plan production and inventory levels. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending by a sufficient amount or quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

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

Customer Concentration

         The Company's customer base is highly concentrated. For the first three months of 1997 and 1996, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 88% and 91% of net revenues, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of original equipment manufacturers ("OEMs") will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

Competition

         The Company operates in a highly competitive industry and competes against several domestic and foreign providers of electronics manufacturing services. The principal competitors in the high-end segment of the flex assembly market include Solectron Corporation, CTS Corporation, and ADFlex Solutions, Inc. ("ADFlex"). The Company also faces competition from the manufacturing operations of its current and potential OEM customers, which the Company believes continue to evaluate the merits of manufacturing flex assemblies internally, and from offshore contract manufacturers, which, because of their lower labor rates, enjoy a comparative advantage over the Company with respect to labor-intensive, high-volume production. The Company has also experienced competition from head stack assemblers in the past; however, most competition from such manufacturers has been in the lower-end SMT segment of the market in which the Company does not direct a significant amount of resources. The Company expects to encounter future competition from other large electronics manufacturers that currently provide or may begin to provide contract manufacturing services. A number of the Company's competitors have substantially greater manufacturing, financial, technical, marketing and other resources, and offer a broader line of services, than does the Company. In addition, many of the Company's competitors have a broader scope and presence of operations on a worldwide basis.

         Significant competitive factors in the high-end flexible assembly market include quality, price, responsiveness, the ability to manufacture fine-pitch assemblies in volume, and test capabilities. While the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to do so in the future. The continuing trend of shorter product life cycles, particularly in the HDD industry, is expected to result in more intense competition as each new customer program is generally open to bidding by the Company and its competitors. Furthermore, the Company is often only one of two or more contract manufacturers supplying a particular customer requirement and is therefore subject to continuing competition on existing programs. In order to remain competitive, the Company must continually provide timely technologically advanced manufacturing services, ensure the quality of its products and compete favorably with respect to price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its industry, the Company's business and operating results would be adversely affected.

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

         Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex, Mektec Corporation, SSI, Toshiba America, Inc., and VTC, Inc. During the first three months of 1997 and the year ended 1996, the Company purchased flex components primarily from ADFlex and Mektec Corporation, and integrated circuits primarily from SSI and VTC, Inc. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. The Company has experienced shortages of components in the recent past, and there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

         In the first quarter of fiscal 1997, the Company experienced restricted availability of ceramic substrates for its Chip-on-Ceramic program. To address this issue, the Company has engaged two additional sources for this material, of which one has begun production shipments, and the other is currently in qualification. There can be no assurance, however, that such shortages will not recur in the future or that such shortages would not have a material adverse effect on the Company's operating results.

International Operations

         The Company maintains international manufacturing operations in Singapore, Mexico, and the Philippines. In light of the continued growth of offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas through internal growth, acquisitions, or a combination of both. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including, but not limited to, imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars. The Company's production employees at the Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 1998. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

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

Management of Growth

         The Company has experienced certain periods of rapid growth which has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company's growth is expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasingly international scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits -- See exhibit index

         (b)      No report on Form 8-K was filed for the quarter ended
                  March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            SMARTFLEX SYSTEMS, INC.
                            -----------------------
                                  (Registrant)




     May 12, 1997            By:           /s/ Alfred B. Castleman
----------------------           ----------------------------------------------
         Date                                  Alfred B. Castleman
                                          Vice President, Chief Financial
                                       Officer, and Duly Authorized Officer
                                   (Principal financial and accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number                                Description
-------                               -----------
 10.31 Fourth Amendment, dated April 4, 1997, to the Loan Agreement dated September 29, 1995, between the Registrant and Union Bank of California, N.A.

 11.1        Computation of net income per share.

 27          Financial Data Schedule (filed electronically).