Form 10-Q
period 1997-06-30
SMARTFLEX SYSTEMS INC
filed 1997-08-12
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934.


For the quarterly period ended               June 28, 1997
                                 --------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934.


For the transition period from                            to
                               -------------------------     -------------------


                         Commission File Number: 0-26472
                                                 ------------------


                             SMARTFLEX SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     DELAWARE                                         33-0581151
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


14312 Franklin Avenue, Tustin, California              92781-2085
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                  (714)838-8737
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

14312 Franklin Avenue, Tustin, California                92680-7028
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes     No
                                          ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $.0025 par value - 6,335,809 shares as of JULY 31, 1997
--------------------------------------------------------------------------------


                                  Page 1 of 17
                            Exhibit Index on Page 17

                             SMARTFLEX SYSTEMS, INC.

                                      INDEX

                                                                                          Page
                                                                                        --------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996               3

        Consolidated Statements of Operations for the three and six months ended
            June 30, 1997 and June 30, 1996                                                 4

        Consolidated Statements of Cash Flows for the six months ended
            June 30, 1997 and June 30, 1996                                                 5

        Notes to Consolidated Financial Statements                                          6

    Item 2.  Management's Discussion and Analysis of Financial Condition and              7-14
                      Results of Operations

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders                           15

    Item 6.  Exhibits and Reports on Form 8-K                                              15

SIGNATURES                                                                                 16

INDEX TO EXHIBITS                                                                          17

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                             SMARTFLEX SYSTEMS, INC.

                      Condensed Consolidated Balance Sheets

(DOLLARS IN THOUSANDS)            (Unaudited)                           June 30,           December 31,
                                                                          1997                1996
                                                                     ---------------      --------------

                                     ASSETS
Current assets:
     Cash and cash equivalents                                       $   1,461            $   1,164
     Short-term investments                                             21,414               24,796
     Accounts receivable, net of allowance for doubtful accounts
        of $705 at June 30, 1997 and $920 at December 31, 1996          21,018               18,837

     Inventories:
        Raw materials                                                    9,853                7,722
        Work-in-process                                                  3,694                2,968
        Finished goods                                                   1,178                  400
                                                                    ---------------      --------------
            Total inventories                                           14,725               11,090
     Deferred tax asset                                                  1,702                1,634
     Prepaid expenses and other current assets                           2,359                1,944
                                                                    ---------------      --------------
            Total current assets                                        62,679               59,465
Property and equipment, at cost:
     Machinery and equipment                                            19,236               13,415
     Office furniture and equipment                                      3,606                2,622
     Leasehold improvements                                              3,369                2,581
                                                                    ---------------      --------------
                                                                        26,211               18,618
     Less accumulated depreciation and amortization                     (8,687)              (6,492)
                                                                    ---------------      --------------
            Total property and equipment                                17,524               12,126
Other Assets                                                                30                  541
                                                                    ===============      ==============
                                                                     $  80,233            $  72,132
                                                                    ===============      ==============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable to related parties                            $      726            $   2,041
     Accounts payable                                                   15,341               11,457
     Accrued compensation and related costs                              1,168                1,452
     Other accrued liabilities                                           2,229                2,215
     Current portion of notes payable                                      977                  587
                                                                    ---------------      --------------
            Total current liabilities                                   20,441               17,752
Deferred tax liability                                                     909                  909
Long-term debt less current portion                                      5,113                  722
Stockholders' equity:
     Preferred stock, $.001 par
     value:
        Authorized shares -- 5,000,000
        Issued and outstanding -- none                                       -                    -
     Common stock, $.0025 par value:
        Authorized shares -- 25,000,000
        Issued and outstanding shares -- 6,335,334 at June 30, 1997
            and 6,301,313 at December 31, 1996, respectively                16                   16
     Additional paid-in capital                                         35,878               35,649
     Retained earnings                                                  17,876               17,084
                                                                    ---------------      --------------
            Total stockholders'                                         53,770               52,749
                                                                    ---------------      --------------
                                                                     $   80,233           $  72,132
                                                                    ===============      ==============



See accompanying notes.                                                        3

                             SMARTFLEX SYSTEMS, INC.
                      Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended June 30            Six Months Ended June 30
                                               ---------------------------------    ---------------------------------
                                                   1997              1996               1997               1996
                                               --------------   ----------------    --------------    ---------------
Net revenues                                      $  37,003       $   34,290          $    67,275        $    74,315
Cost of revenues                                     33,412           29,936               61,731             64,949
                                               --------------   ----------------    --------------    ---------------
     Gross margin                                     3,591            4,354                5,544              9,366
Costs and expenses:
     Marketing and sales expense                        963              635                1,820              1,280
     General and administrative expense               1,807            1,318                3,106              2,832
                                               --------------   ----------------    --------------    ---------------
        Operating income                                821            2,401                  618              5,254
Interest income                                         251              255                  527                486
Interest expense                                       (196)             (33)                (260)              (97)
Other expense                                          (113)              (2)                 (92)               (5)
                                               --------------   ----------------    ---------------   ---------------
Income before income taxes                              763            2,621                  793              5,638
Income tax provision                                    205              977                    1              2,082
                                               --------------   ----------------    ---------------   ---------------
Net income                                        $     558       $    1,644          $       792        $     3,556
                                               ==============   ================    ==============    ===============
Net income per common and common
 equivalent share:
        Primary                                   $    0.09       $     0.26          $      0.12        $      0.56
                                               ==============   ================    ==============    ===============
        Fully diluted                             $    0.09       $     0.26          $      0.12        $      0.56
                                               ==============   ================    ==============    ===============
Common and common equivalent
     shares used in computing per
     share amounts:
        Primary                                       6,428            6,420                6,444              6,397
                                               ==============   ================    ==============    ===============
        Fully diluted                                 6,428            6,420                6,444              6,397
                                               ==============   ================    ==============    ===============



See accompanying notes.                                                        4

                             SMARTFLEX SYSTEMS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended June 30
                                                                               ----------------------------------
                                                                                    1997              1996
                                                                               ---------------    --------------
Net cash flow from operating activities:
     Net income                                                                    $    792            $ 3,556
     Adjustments to reconcile net income to cash (used in) provided by operating activities:
        Depreciation and amortization                                                 2,054              1,337
        Loss on sale of property and equipment                                          150                 40
        Provision for doubtful accounts                                                (189)                 -
        Provision for inventory obsolescence                                             34                120
        Deferred income taxes                                                           (68)                 -
        Other changes in operating assets and liabilities:
            Receivables                                                              (1,992)             4,237
            Inventories                                                              (3,669)             5,799
            Prepaid expenses and other assets                                            96               (242)
            Accounts payable to related parties                                      (1,315)            (1,274)
            Accounts payable and accrued expenses                                     3,615             (4,526)
                                                                               ---------------    --------------
                Net cash (used in) provided by operating activities                    (492)             9,047

Cash flow from investing activities:
     Capital expenditures                                                            (7,593)            (2,817)
     Purchase of short-term investments                                              (7,978)            (9,860)
     Proceeds from the sale of short-term investments                                11,352              7,366
                                                                               ---------------    --------------
                Net cash used in investing activities                                (4,219)            (5,311)

Cash flow from financing activities:
     Net proceeds from sale of common stock                                             228                425
     Net borrowings (repayments) on revolving line of credit                          2,874             (2,505)
     Borrowings (repayments) on term loan                                             1,906               (281)
                                                                               ---------------    --------------
                Net cash provided by (used in) financing activities                   5,008             (2,361)
                                                                               ---------------    --------------
Net increase in cash                                                                    297              1,375
Cash at beginning of period                                                           1,164              1,398
                                                                               ---------------    --------------
Cash at end of period                                                               $ 1,461            $ 2,773
                                                                               ===============    ==============
Supplemental disclosures of cash flow information:
     Interest paid                                                                  $   161            $   124
     Taxes paid                                                                         101              2,040





See accompanying notes.                                                        5

                             SMARTFLEX SYSTEMS, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note (A) --- Basis of Presentation
----------------------------------

         The accompanying unaudited consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and foot notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

Note (B) --- Fiscal Year
------------------------

         The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.

Note (C) --- Use of Estimates
-----------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note (D) -- Credit Facility
---------------------------

         On October 4, 1996, the Company amended its bank credit facility ("facility") which provides for aggregate borrowings of $15.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at 0.25% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1998. At June 30, 1997, borrowings under the revolving loan totaled $2.9 million; there were no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million, all of which the Company had borrowed as of June 30, 1997. The expiration date of such unsecured term loan is September 30, 1997.

Note (E) -- Impact of newly issued pronouncement by the Financial Accounting
            Standards Board
----------------------------------------------------------------------------

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.01 in primary earnings per share for the six months ended June 30, 1997 and June 30, 1996, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                             SMARTFLEX SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors," below.

OVERVIEW

         Smartflex provides custom design and turnkey manufacturing of flexible interconnect assemblies to customers who are manufacturers of compact, high-performance electronic products. The Company specializes in precision surface mount ("SMT") and direct chip attach technologies on flexible circuit substrates. Smartflex's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. To date, HDD revenues have represented the Company's predominant market. For the six months ended June 30, 1997, HDD revenues comprised 80.5% of total revenues, compared to 59.1% for the same period last year.

         During the second quarter of 1997, certain component availability difficulties, including the restricted availability of ceramic substrates, which negatively impacted the first quarter results, were resolved. All three of the Company's ceramic substrate suppliers achieved their planned production goals during the second quarter. Net revenues for the second quarter ended June 30, 1997, increased 22.2% from the first quarter of 1997 and 7.9% from the comparable quarter in the prior year. During the second quarter total unit shipments were approximately 910,000 more than the first quarter of 1997 and 622,000 more than the comparable quarter of the prior year. HDD unit shipments increased 32.9% over the first quarter of 1997 and 41.0% over the same period in the prior year. However, during the second quarter of 1997, demand for the high-end disk drives softened due to increased inventories and competition experienced by a key customer. As a result of this reduced demand coupled with the component shortage that limited the results of the first quarter, net revenues in the first half of 1997 were 9.5% lower than the comparable period in the prior year.

         During the second quarter of 1997, the Company also made substantial changes at each of its four facilities with an outlay of approximately $5.9 million. Operations in Monterrey, Mexico were moved to a new facility with double the floor space of the previous facility; a SMT line was added to the Cebu, Philippines facility, almost doubling its SMT capacity; and the SMT and COF capacity in Singapore were increased by 25% and 20%, respectively. While the international facilities were expanded to provide additional low cost manufacturing capabilities, the Tustin, California facility has been positioned to serve as a quick-turn, prototype, and development center.

RESULTS OF OPERATIONS

Net Revenues

         Net revenues for the quarter ended June 30, 1997 were $37.0 million, an increase of 22.2% compared to the first quarter of 1997 and 7.9% compared to the same period in the prior year. The increase in revenues during the second quarter was primarily due to increases in the HDD business, reflecting a 41.0% increase in HDD unit shipments over the previous quarter, and 32.9% increase in HDD unit shipments over the same period in the prior year. Net revenues for the six months ended June 30, 1997 decreased 9.5% to $67.3 million from $74.3 million for the six months ended June 30, 1996. HDD unit shipments increased 38.8% during the six months ended June 30, 1997 from the shipment levels achieved during the same period in the prior year. Total unit shipments during the six months ended June 30, 1997 increased 18.1% from the unit levels achieved during the six months ended June 30, 1996. Revenues generated from increases in volume were partially offset by decreases in component costs, generally passed through to customers in the form of lower prices, and by price decreases due to competitive pressures.

         Net HDD revenues were 9.3% higher than those in the first quarter of 1997, and 32.9% higher than the same period last year. Net revenues from the non-HDD segment of the business almost doubled compared to the first quarter of 1997 due to increases in scanner programs, tape programs and array product shipments which were all restricted in the prior quarter. However, net revenues attributable to non-HDD programs decreased 32.9% during the second quarter of 1997 compared to the same period in 1996, and 56.8% during the first half of 1997 compared to the first half of 1996. This was primarily due to lower component costs passed on to the customers in the form of lower average selling prices, as well as due to reduced demand from a key customer who experienced competitive pressures for its products.

         The Company's export sales arise primarily from the shipment of assembled products to international operations of U.S.-based companies. Total export sales as a percent of net sales were 88.9% in the second quarter of 1997 compared to 78.6% during the same period in 1996, and were 86.6% in the six months ended June 30, 1997 compared to 66.5% during the same period in the prior year. The increase was due to growth in the volumes of SMT products shipped directly to international head stack assemblers of the Company's customers as well as due to the relocation of a customer's facilities from a domestic to an international location.

Gross Margins

         Gross margins, as a percentage of net revenues, declined during the three and six months ended June 30, 1997 as compared to the comparable periods in the prior year. Gross margins were 9.7% and 12.7% for the three months ended June 30, 1997 and 1996, respectively, and 8.2% and 12.6% for the six months ended June 30, 1997 and 1996, respectively. The addition of fixed costs to expand capacity in the various manufacturing facilities impacted gross margins negatively. Gross margins also declined due to a lower rate of absorption of these increased manufacturing costs resulting from component shortages in the first quarter and demand slow-down for the high-end disk drives in the second quarter.

Marketing and Sales Expense

         Marketing and sales expenses consist primarily of salaries, facility costs, advertising expenses, and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. Marketing and sales expenses increased 42.2% to $1.8 million for the six months ended June 30, 1997 from $1.3 million during the same period in the prior year, primarily due to new advertising expense, as well as salary and overhead increases. As a percentage of net revenues, these expenses increased to 2.7% for the six months ended June 30, 1997 from 1.7% for the same period in fiscal 1996.

General and Administrative Expenses

         General and administrative ("G & A") expenses increased both as a percentage of net revenues, and in absolute dollars, for the six months ended June 30, 1997, compared to the same period in the prior year. As a percentage of net revenues, G & A expenses were 4.6% for the six months ended June 30, 1997, compared to 3.8% for the six months ended June 30, 1996. The increase in G & A expenses is primarily due to additions to administrative staff at the Company's international facilities.

Interest Income

         Interest income increased to $527,000 during the six months ended June 30, 1997 compared to $486,000 during the same period in the prior year. Higher average balances in short-term investments due to the investment of cash generated from operations and the reinvestment of interest earnings contributed to this increase.

Income Taxes

         The Company has provided $205,000 for income taxes during the three months ended June 30, 1997 as compared to $977,000 during the same period in the prior year. The reduced provision for income taxes is primarily the result of reduced operating income in the current period compared to the same period in the last year. Domestic tax benefits primarily resulting from the successful conclusion of an Internal Revenue Service examination and tax holidays granted by certain foreign taxing authorities also contributed to the reduction in provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company's principal sources of liquidity included $22.8 million in cash and short-term investments, and $12.1 million in available borrowings under its bank credit facility ("facility"). The facility was amended on October 4, 1996, which provides for aggregate borrowings of $15.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at 0.25% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1998. At June 30, 1997, borrowings under the revolving loan totaled $2.9 million; there were no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million, all of which the Company had borrowed as of June 30, 1997. The expiration date of such unsecured term loan is September 30, 1997.

         Short-term investments at June 30, 1997 totaled $21.4 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, decreased $3.6 million and $3.4 million during the three and six months ended June 30, 1997, respectively, primarily due to investments in plant and equipment in the Company's manufacturing facilities. For all short-term investments at June 30, 1997, cost approximated fair market value.

         During the six months ended June 30, 1997, inventories increased $3.6 million, from $11.1 million to $14.7 million at the end of the prior year. Inventory levels fluctuate directly with the volume of the Company's manufacturing; changes or significant fluctuations in market demands for products can cause fluctuations in inventory levels, which may result in changes in levels of inventory turns and liquidity. See "Risk Factors."

         During the six months ended June 30, 1997, the Company had invested $7.6 million in capital equipment and leasehold improvements, primarily for expansion of its international manufacturing facilities. In Monterrey, Mexico, the Company completed its new plant and moved its operations. With double the floor space of its previous facility in Monterrey, the Company's new manufacturing facility will give additional capacity to support both precision SMT and Chip-on-Flex ("COF") technologies. In Cebu, the Philippines, an additional SMT line was added, more than doubling that plant's SMT capacity, and the COF capability was expanded which is expected to begin customer qualifications soon. In Singapore, the Company increased its SMT capacity and COF capacity by 25% and 20%, respectively.

         On July 18, 1996, the Company entered into a facilities and services agreement with Silicon Systems, Inc. ("SSI"), a wholly owned subsidiary of Texas Instruments Incorporated, whereby SSI provides certain administrative services and facilities to the Company for agreed-upon fees, totaling approximately $16,000 per month at June 30, 1997. This agreement is in effect until June 1998, at which time it may be automatically renewed for additional twelve-month periods unless terminated by either party with proper notice. Management believes that neither renewal nor termination of this arrangement would adversely affect the Company's financial or operating results.

         The Company believes that existing cash and investments balances, funds generated from operations and funds available under its current bank credit facility will be sufficient to meet the Company's cash requirements during the next twelve months. See "Risk Factors."

RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely customer qualification of the Company's new Chip-On-Ceramic ("COC") process, timely customer qualification of, and commencement of volume production at, the Company's new facilities in Cebu and Monterrey, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors.

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

         Because of these and other factors affecting the Company's operating results, past financial performance should not be relied upon as an indicator of future performance, and investors should not overly rely upon historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

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

Customer Concentration

         The Company's customer base is highly concentrated. In the first half of 1997 and 1996, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 86% and 87.3% of net revenues, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of original equipment manufacturers ("OEMs") will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

          Significant competitive factors in the high-end flexible assembly market include quality, price, responsiveness, the ability to manufacture fine-pitch assemblies in volume, and test capabilities. While the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to do so in the future. The continuing trend of shorter product life cycles, particularly in the HDD industry, is expected to result in more intense competition as each new customer program is generally open to bidding by the Company and its competitors. Furthermore, the Company is often only one of two or more contract manufacturers supplying a particular customer requirement and is therefore subject to continuing competition on existing programs. In order to remain competitive, the Company must continually provide timely technologically advanced manufacturing services, assure the quality of its products and compete favorably with respect to price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its industry, the Company's business and operating results would be adversely affected.

Component Supply and Sources

         Substantially all of the Company's manufacturing services are provided on a turnkey basis in which the Company, in addition to providing design, assembly and testing services, is responsible for the procurement of the components that are assembled by the Company for the customer. In certain circumstances, the Company is required to bear the risk of component price fluctuations, which could adversely affect the Company's gross margins. In addition, in order to assure an adequate supply of certain key components which have long procurement lead times, such as integrated circuits, the Company often must order such components prior to receiving customer purchase orders for the assemblies which require such components. Failure to accurately anticipate the volume or timing of customer orders can result in component shortages or excess component inventory, which in either case could adversely affect the Company's financial and operating results.

         Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex (which is also a competitor, as mentioned in "Competition" above), Mektec Corporation, SSI, Toshiba America, Inc., and VTC, Inc. During the first six months of 1997 and the year ended 1996, the Company purchased flex components primarily from ADFlex and Mektec Corporation, and integrated circuits primarily from SSI and VTC, Inc. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. The Company has experienced shortages of components in the recent past, and there can be no assurance that substantial component shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

         In the first quarter of 1997, the Company experienced a shortage of ceramic substrates for its COC program. During the second quarter of 1997 this issue was resolved since all three of the Company's ceramic substrate suppliers were able to reach their planned production goals. However, there can be no assurance that such shortages will not recur in the future or that such shortages would not have a material adverse effect on the Company's operating results.

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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on May 14, 1997. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, the number withheld or against, as the case may be, and the number of abstentions with respect to each matter. Both proposals were approved by the stockholders.

(a) The stockholders approved the election of the Company's board of directors.

         DIRECTOR                      FOR                     WITHHELD                   ABSTAINED
         --------                      ---                     --------                   ---------
William L. Healey                   5,399,724                   194,591                      ---
William E. Bendush                  5,399,724                   194,591                      ---
Alan V. King                        5,399,724                   194,591                      ---
William A. Klein                    5,399,724                   194,591                      ---
Gary E. Liebl                       5,399,724                   194,591                      ---


(b) The stockholders approved the appointment of Ernst & Young LLP as the auditors of the Company for the fiscal year ending December 31, 1997.

           FOR                        AGAINST                    ABSTAINED
           ---                        -------                    ---------
           5,581,604                  8,400                      4,311

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits --- See Exhibit Index.

(b) No reports on Form 8-K were filed during the three months ended June 30, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SMARTFLEX SYSTEMS, INC.
                             -----------------------
                                  (Registrant)



            August 11, 1997              By:                       /s/ John W. Hohener
----------------------------------------       -------------------------------------------------------------
                 Date                                             John W. Hohener
                                                    Vice President, Chief Financial Officer, and
                                                              Duly Authorized Officer
                                                    (Principal financial and accounting officer)

                                INDEX TO EXHIBITS




Exhibit
 Number                                Description
---------      ---------------------------------------------------------------
10.32 *    Second Amendment to Smartflex Systems, Inc. 1995 Employee Stock
           Purchase Plan

11.1       Computation of Earnings per Share

27         Financial Data Schedule (filed electronically)

* A management contract or compensatory plan or arrangement