Form 10-Q
period 1997-09-27
SMARTFLEX SYSTEMS INC
filed 1997-11-07
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          -----------------------------------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended   September 27, 1997
                                         --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from                   to
                                         ----------------      -----------------

                      Commission File Number:      0-26472
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


                                 (714) 838-8737
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

    Common Stock, $.0025 par value - 6,341,509 shares as of NOVEMBER 3, 1997
--------------------------------------------------------------------------------


                                  Page 1 of 19
                            Exhibit Index on Page 19

                            SMARTFLEX SYSTEMS, INC.

                                     INDEX

                                                                                                       Page
                                                                                                      ------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets as of  September 30, 1997 (unaudited) and
             December 31, 1996                                                                            3

             Consolidated Statements of Operations (unaudited) for the three and nine months
             ended September 30, 1997 and September 30, 1996                                              4

             Consolidated Statements of Cash Flows (unaudited) for the nine months ended
             September 30, 1997 and September 30, 1996                                                    5

             Notes to Consolidated Financial Statements                                                 6-7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     8-16

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                                                            17

SIGNATURES                                                                                               18

INDEX TO EXHIBITS                                                                                        19

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                            SMARTFLEX SYSTEMS, INC.

                          Consolidated Balance Sheets
                             (DOLLARS IN THOUSANDS)

                                                                       September 30,   December 31,
                                             ASSETS                        1997            1996
                                                                       -------------   ------------
                                                                        (unaudited)
Current assets:

     Cash and cash equivalents                                            $ 2,270         $ 1,164
     Short-term investments                                                21,644          24,796
     Accounts receivable, net of allowance for doubtful accounts
        of $707 at September 30, 1997 and $920 at December 31, 1996        15,055          18,837

     Inventories:
        Raw materials                                                       9,454           7,722
        Work-in-process                                                     2,177           2,968
        Finished goods                                                      1,280             400
                                                                          -------         -------
            Total inventories                                              12,911          11,090

     Deferred tax asset                                                     1,702           1,634
     Prepaid expenses and other current assets                              2,244           1,944
     Income tax receivable                                                  2,263              --
                                                                          -------         -------
            Total current assets                                           58,089          59,465

Property and equipment, at cost:
     Machinery and equipment                                               20,157          13,415
     Office furniture and equipment                                         3,260           2,622
     Leasehold improvements                                                 4,510           2,581
                                                                          -------         -------
                                                                           27,927          18,618
     Less accumulated depreciation and amortization                        (9,738)         (6,492)
                                                                          -------         -------
            Total property and equipment                                   18,189          12,126

Other assets                                                                   80             541
                                                                          -------         -------
                                                                          $76,358         $72,132
                                                                          =======         =======

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable to related parties                                  $   343         $ 2,041
     Accounts payable                                                       8,367          11,457
     Accrued compensation and related costs                                 1,446           1,452
     Restructuring liabilities                                              6,500              --
     Other accrued liabilities                                              2,485           2,215
     Current portion of notes payable                                       1,005             587
                                                                          -------         -------
            Total current liabilities                                      20,146          17,752

Deferred tax liability                                                        909             909
Long-term debt less current portion                                         6,966             722

Stockholders' equity:

     Preferred stock, $.001 par value:

        Authorized shares -- 5,000,000 Issued and outstanding -- none          --              --
    Common stock, $.0025 par value:

        Authorized shares -- 25,000,000 Issued and outstanding shares
           -- 6,337,040 at September 30, 1997 and 6,301,313 at
           December 31, 1996, respectively                                     16              16
     Additional paid-in capital                                            35,880          35,649
     Retained earnings                                                     12,441          17,084
                                                                          -------         -------
            Total stockholders' equity                                     48,337          52,749
                                                                          -------         -------
                                                                          $76,358         $72,132
                                                                          =======         =======

See accompanying notes.

                            SMARTFLEX SYSTEMS, INC.

                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                  (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                               ---------------------        --------------------
                                                1997          1996           1997         1996
                                               -------       -------        -------     --------
Net revenues                                   $28,010       $35,581        $95,285     $109,896
Cost of revenues                                26,670        30,874         88,401       95,823
                                               -------       -------        -------     --------
     Gross margin                                1,340         4,707          6,884       14,073

Costs and expenses:
     Marketing and sales expense                   812           795          2,632        2,075
     General and administrative expense          1,932         1,348          5,038        4,180
     Restructuring expense                       6,500            --          6,500           --
                                               -------       -------        -------     --------
        Operating (loss) income                 (7,904)        2,564         (7,286)       7,818
Interest income                                    233           246            760          732
Interest expense                                  (129)          (64)          (389)        (161)
Other (expense) income                             (67)            3           (159)          (2)
                                               -------       -------        -------     --------
(Loss) income before income taxes               (7,867)        2,749         (7,074)       8,387
Income tax (benefit) provision                  (2,431)        1,047         (2,430)       3,129
                                               -------       -------        -------     --------
Net (loss) income                              $(5,436)      $ 1,702        $(4,644)    $  5,258
                                               =======       =======        =======     ========
Net (loss) income per common and
  common equivalent share:

        Primary                                $ (0.85)      $  0.27        $ (0.72)    $   0.82
                                               =======       =======        =======     ========
        Fully diluted                          $ (0.85)      $  0.27        $ (0.72)    $   0.82
                                               =======       =======        =======     ========
Common and common equivalent shares used
  in computing per share amounts:

        Primary                                  6,424         6,374          6,436        6,390
                                               =======       =======        =======     ========
        Fully diluted                            6,424         6,387          6,436        6,390
                                               =======       =======        =======     ========


See accompanying notes.

                            SMARTFLEX SYSTEMS, INC.

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                  (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                          1997              1996
                                                                      -----------        -----------
Net cash flow from operating activities:
     Net income                                                       $    (4,644)       $     5,258
     Adjustments to reconcile net income to cash provided by
        operating activities:
        Depreciation and amortization                                       3,104              2,068
        Loss on sale of property and equipment                                150                 40
        Provision for doubtful accounts                                      (189)                --
        Provision for inventory obsolescence                                  564               (116)
        Deferred income taxes                                                 (68)                --
        Other changes in operating assets and liabilities:
            Accounts receivable                                             3,971             (4,119)
            Inventories                                                    (2,385)             6,679
            Prepaid expenses and other assets                                 161             (1,564)
            Accounts payable to related parties                            (1,698)              (775)
            Accounts payable and accrued expenses                           1,412             (1,826)
                                                                      -----------        -----------
                Net cash provided by operating activities                     378              5,645

Cash flow from investing activities:
     Capital expenditures                                                  (9,309)            (3,807)
     Purchase of short-term investments                                   (12,036)           (16,157)
     Proceeds from the sale of short-term investments                      15,180             13,332
                                                                      -----------        -----------
                Net cash used in investing activities                      (6,165)            (6,632)

Cash flow from financing activities:
     Net proceeds from sale of common stock                                   231                427
     Net borrowings on revolving line of credit                             4,939                695
     Borrowings (repayments) on term loan                                   1,723               (616)
                                                                      -----------        -----------
                Net cash provided by financing activities                   6,893                506
                                                                      -----------        -----------
Net increase (decrease) in cash                                             1,106               (481)
Cash at beginning of period                                                 1,164              1,398
                                                                      -----------        -----------
Cash at end of period                                                 $     2,270        $       917
                                                                      ===========        ===========
Supplemental disclosures of cash flow information:

     Interest paid                                                    $       310        $       151
     Taxes paid                                                       $       101        $     2,700



See accompanying notes.

                            SMARTFLEX SYSTEMS, INC.

                   Notes to Consolidated Financial Statements
                         September 30, 1997 (Unaudited)

Note (A) -- Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1996.

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

Note (D) -- Credit Facility

         On September 26, 1997, the Company amended its bank credit facility ("facility"), which now provides for aggregate borrowings of up to $25.0 million (up from $15.0 million) under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at 0.125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1999. At September 30, 1997, borrowings under the revolving loan totaled $4.9 million; there were no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million, all of which the Company had borrowed as of September 30, 1997. The expiration date of such unsecured term loan is September 30, 2001.

Note (E) -- Net income (loss) per share

         For the three and nine months ended September 30, 1997, net loss per share was calculated using the weighted average common shares outstanding during the said periods. For the three and nine months ended September 30, 1996, net income per share was calculated using the weighted average common and common equivalent shares outstanding during the said periods.

Note (F) -- Impact of newly issued pronouncement by the Financial Accounting
            Standards Board

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the nine months ended September 30, 1997, and an increase of $0.02 in primary earnings per share for the nine months ended September 30, 1996, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                            SMARTFLEX SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors," below.

OVERVIEW

         Smartflex provides custom design and turnkey manufacturing of precision interconnect assemblies to manufacturers of compact, high-performance electronic products. The Company specializes in precision surface mount ("SMT") and direct chip attach technologies on multiple substrates. Smartflex's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. To date, HDD revenues have represented the Company's predominant market. For the nine months ended September, 1997, HDD revenues comprised 78.4% of total revenues, compared to 60.3% for the same period last year.

         The third quarter results were significantly impacted by the continued soft demand in the high-end HDD business. The Company had experienced strong demand for its products and services during the fourth quarter of 1996 and early 1997, including demand for its Chip-On-Ceramic ("COC") process used in some high-end HDD products. To meet this demand, the Company qualified three component suppliers, established a new manufacturing facility in the Philippines, moved to a larger facility in Mexico, and doubled its worldwide production capacity. But during the later part of the second quarter of 1997, some of the Company's high-end HDD customers reduced demand for the second half of the year. The Company believes this reduction in demand is attributable to competition and increased inventories of such customers, and the Company cannot predict when, if ever, demand from such customers may improve.

         In order to address the imbalance between demand and capacity, as well as to position the Company's operations for future competitive cost advantages, the Company initiated a plan to streamline its worldwide operations during the third quarter. As part of this restructuring, volume manufacturing is intended to be moved from Singapore to the Company's new lower-cost manufacturing facility in Cebu, the Philippines. The Singapore operations are intended to become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. The restructuring includes a reduction of approximately 165 employees in Singapore and 30 employees from the Company's Tustin, California operation. A one-time pre-tax restructuring charge of $6.5 million was taken during the third quarter to provide for severance and other employee-related charges associated with the reduction in force, the write-off of equipment and leasehold improvements (primarily at the Singapore facility), and the write-down of various intangible assets and other related expenses. This realignment is intended to allow the Company to focus its customer interface functions in Singapore while taking advantage of the cost structure and volume manufacturing efficiencies available within the Cebu operations. See "Risk Factors."

RESULTS OF OPERATIONS

Net Revenues

         Net revenues for the quarter ended September 30, 1997 were $28.0 million, a decrease of 24.3% compared to the second quarter of 1997 and a decrease of 21.3% compared to the same period in the prior year, primarily due to softness in the HDD business. Total overall unit shipments increased 2.6% quarter to quarter on a sequential basis and 37.9% during the current third quarter compared to the same period a year ago.

         Net revenues for the nine months ended September 30, 1997 decreased 13.3% to $95.3 million compared to net revenues for the nine months ended September 30, 1996. Total unit shipments during the nine months ended September 30, 1997 increased 24.6% from the unit levels achieved during the nine months ended September 30, 1996. Even though unit shipments increased, revenues declined, primarily due to changes in product mix. In addition, some decrease in per unit revenue is attributable to lower average selling prices (ASP's). The decline in ASP's was due to decreases in component costs, generally passed through to customers in the form of lower prices and competitive pressures.

         Net HDD revenues were 27.5% lower than those in the second quarter of 1997, and 8.4% lower than the same period last year. Net revenues from the non-HDD segment of the business decreased 14.1% compared to the second quarter of 1997. The decrease in net revenues was due to decreases in scanner programs and array product shipments, which were partially offset by increases in tape products. Net revenues attributable to non-HDD programs decreased 43.1% during the third quarter of 1997 compared to the same period in 1996, and 52.7% during the first nine months of 1997 compared to the same period in 1996. This was primarily due to reduced demand from a key customer which experienced competitive pressures for its products.

         The Company's export sales arise primarily from shipments to international head stack assemblers of the Company's customers, as well as to the offshore facilities of the Company's US-based OEM customers. Total export sales as a percent of net sales were 77.5% in the third quarter of 1997 compared to 76.5% during the same period in 1996, and were 83.4% in the nine months ended September 30, 1997 compared to 69.5% during the same period in the prior year.

Gross Margins

         Gross margins, as a percentage of net revenues, declined during the three and nine months ended September 30, 1997 as compared to the comparable periods in the prior year. Gross margins were 4.8% and 13.2% for the three months ended September 30, 1997 and 1996, respectively, and 7.2% and 12.8% for the nine months ended September 30, 1997 and 1996, respectively. The addition of fixed costs to expand capacity in the various manufacturing facilities impacted gross margins negatively. Gross margins also declined due to a lower rate of absorption of these increased manufacturing costs resulting from component shortages in the first quarter and demand slow-down for the high-end disk drives in the second and third quarter.

Marketing and Sales Expense

         Marketing and sales expenses consist primarily of salaries, facility costs, advertising expenses, and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. Marketing and sales expenses increased 26.8% to $2.6 million for the nine months ended September 30, 1997 from $2.1 million during the same period in the prior year, primarily due to new advertising expense, as well as headcount and overhead increases. As a percentage of net revenues, these expenses increased to 2.8% for the nine months ended September 30, 1997 from 1.9% for the same period in fiscal 1996.

General and Administrative Expenses

         General and administrative ("G & A") expenses increased both as a percentage of net revenues, and in absolute dollars, for the nine months ended September 30, 1997, compared to the same period in the prior year. As a percentage of net revenues, G & A expenses were 5.3% for the nine months ended September 30, 1997, compared to 3.8% for the nine months ended September 30, 1996. The increase in G & A expenses is primarily due to additions to administrative staff at the Company's international facilities.

Restructuring Charges

         As mentioned in "Overview" above, the Company announced plans to streamline its worldwide operations during the third quarter of 1997, in order to address the imbalance between demand and capacity, as well as to position the Company's operations for competitive cost advantages in the future. As part of this restructuring, volume manufacturing is intended to be moved from Singapore to the Company's new lower-cost manufacturing facility in Cebu, the Philippines. The Singapore operations are intended to become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. The restructuring includes a reduction of approximately 165 employees in Singapore and 30 employees from the Tustin, California operation. As a result of this restructuring, the Company incurred a one-time pre-tax charge consisting of approximately $4.9 million for the write-off of inventory and assets, and other expenses, approximately $1.1 million in severance and other employee-related costs associated with the reduction in force, and approximately $500,000 towards potential Singapore tax liability, for a total of $6.5 million. This realignment is intended to allow the Company to focus its customer interface functions in Singapore while taking advantage of the cost structure and volume manufacturing efficiencies available within the Cebu operations. See "Risk Factors."

Interest Income

         Interest income increased to $760,000 during the nine months ended September 30, 1997 compared to $732,000 during the same period in the prior year.

Income Taxes

         The effective income tax rates for the quarters ended September 30, 1997 and 1996 were a benefit of 30.9% and a provision of 38.1%, respectively. For the nine months ended September 30, 1997 and 1996, the effective income tax rates were a benefit of 34.3% and a provision of 37.3%, respectively.

         The income tax benefit in the three and nine month periods ended September 30, 1997 is primarily the result of domestic net operating losses for which no state tax benefit was provided and foreign losses in tax holiday countries for which no tax benefit was provided. The successful conclusion of an Internal Revenue Service examination also contributed to the income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         On September 26, 1997, the Company amended its bank credit facility ("facility"), which now provides for aggregate borrowings of up to $25.0 million (up from $15.0 million) under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at 0.125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1999. At September 30, 1997, borrowings under the revolving loan totaled $4.9 million; there were no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million, all of which the Company had borrowed as of September 30, 1997. The expiration date of such unsecured term loan is September 30, 2001.

         Short-term investments at September 30, 1997 totaled $21.6 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, decreased $3.1 million during the nine months ended September 30, 1997, primarily due to investments in plant and equipment in the Company's manufacturing facilities. For all short-term investments at September 30, 1997, cost approximated fair market value.

         During the nine months ended September 30, 1997, net inventories increased $1.8 million, from $11.1 million at the end of the prior year to $12.9 million. Inventory levels fluctuate directly with the volume of the Company's manufacturing. Changes or significant fluctuations in market demands for products can cause fluctuations in inventory levels, which may result in changes in levels of inventory turns and liquidity. See "Risk Factors."

         During the nine months ended September 30, 1997, the Company invested $9.3 million in capital equipment and leasehold improvements, primarily for expansion of its international manufacturing facilities. In Monterrey, Mexico, the Company completed its new plant and moved its operations. With double the floor space of its previous facility in Monterrey, the Company's new manufacturing facility is intended to give additional capacity to support both precision SMT and Chip-on-Flex ("COF") technologies. See "Risk Factors." In Cebu, the Philippines, an additional SMT line was added, more than doubling that plant's SMT capacity, and the COF capability was expanded.

         The Company believes that existing cash and investment balances, funds generated from operations and funds available under its current bank credit facility will be sufficient to meet the Company's cash requirements during the next twelve months. See "Risk Factors."

RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, the transition of volume manufacturing operations from Singapore to the Philippines, efficient utilization of manufacturing facilities, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely customer qualification of the Company's new Chip-On-Ceramic ("COC") process, timely customer qualification of, and commencement of volume production at, the Company's new facilities in Cebu and Monterrey, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors.

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

Customer Concentration

         The Company's customer base is highly concentrated. In the first nine months of 1997 and 1996, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 90.6% and 86.3% of net revenues, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of original equipment manufacturers ("OEMs") will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

         Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex (which is also a competitor, as mentioned in "Competition" above), Mektec Corporation, Silicon Systems Inc.("SSI"), Toshiba America, Inc., and VTC, Inc. During the first nine months of 1997 and the year ended 1996, the Company purchased flex components primarily from ADFlex and Mektec Corporation, and integrated circuits primarily from SSI and VTC, Inc. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. The Company has experienced shortages of components in the recent past. For example, in the first quarter of 1997, the Company experienced a shortage of ceramic substrates for its COC program. During the second quarter of 1997 this issue was resolved since all three of the Company's ceramic substrate suppliers were able to reach their planned production goals. However, there can be no assurance that such shortages will not recur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

International Operations

         Throughout the first nine months of 1997, the Company maintained international manufacturing operations in Singapore, Mexico, and the Philippines. In September 1997, the Company announced a restructuring plan to streamline worldwide operations. As part of this restructuring, the Company intends to move its volume manufacturing from Singapore to its lower-cost manufacturing facility in Cebu, the Philippines. The Singapore operations are intended to become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. In light of the continued growth of offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including, but not limited to, imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars. The Company's production employees at the Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 1998. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

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

Management of Growth

         The Company has experienced certain periods of rapid growth, which has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company expects that continued growth would require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasingly international scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems, as well as to develop the management skills of its managers and supervisors, and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits --- See Exhibit Index.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMARTFLEX SYSTEMS, INC.
                                (Registrant)




 November 10, 1997              By:           /s/ John W. Hohener
-------------------                 --------------------------------------------
       Date                                       John W. Hohener
                                    Vice President, Chief Financial Officer, and
                                               Duly Authorized Officer
                                    (Principal financial and accounting officer)

                               INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------

10.33 Restated Loan Agreement, dated September 26, 1997, amending and restating the Loan Agreement dated September 29, 1995 between the Registrant and Union Bank of California, N.A.

10.34 Promissory note dated September 18, 1997, made by the Registrant in favor of Union Bank of California, N.A.

11.1       Computation of Earnings per Share

27         Financial Data Schedule (filed electronically)