Form 10-K405
period 1997-12-31
SMARTFLEX SYSTEMS INC
filed 1998-03-27
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            -------------------------

(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

                            -------------------------

          DELAWARE                                               33-0581151
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


       14312 FRANKLIN AVENUE, P.O. BOX 2085, TUSTIN, CALIFORNIA 92781-2085
--------------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 838-8737

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.0025 PAR VALUE
                         ------------------------------
        RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
        ----------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 16, 1998 (based on the last reported price of the Common Stock on the Nasdaq Stock Market on such date) was $49,794,213

The number of shares outstanding of the registrant's Common Stock as of March 16, 1998 was 6,372,952

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, is incorporated by reference in this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 20, 1998, and to be filed with the Commission not later than April 28, 1998, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                             SMARTFLEX SYSTEMS, INC.
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                          PAGE
                                                                          ----
ITEM 1.   BUSINESS                                                          3

ITEM 2.   PROPERTIES                                                       19

ITEM 3.   LEGAL PROCEEDINGS                                                19

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                                    20

ITEM 6.   SELECTED FINANCIAL DATA                                          20

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            20

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      20

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                            20

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               21

ITEM 11.  EXECUTIVE COMPENSATION                                           21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                 21

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   21

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                            22


        The Company operates and reports financial results on a 52- or 53-week year, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has described all periods presented as if the fiscal year ended December 31.

                                     PART I

ITEM 1. BUSINESS

        The information contained in this Annual Report on form 10-K, other than historic information, is comprised of forward-looking statements relating to future events or the future financial performance of the Company, and the Company intends that such forward-looking statements be subject to the safeharbors created within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Readers are cautioned that such forward-looking statements, which may be identified by words such as "anticipates," believes," "intends," "estimates," "expects," and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K, including matters set forth in "Risk factors," which could cause actual events, performance or results to differ materially from those indicated by such statements.


                           DESCRIPTION OF THE COMPANY

        Smartflex Systems, Inc. ("Smartflex" or the "Company") provides custom design and turnkey manufacturing of interconnect solutions to customers who are driven by market demands to design and manufacture compact, high-performance electronic products. The Company's assemblies enable its customers to respond to these demands by providing advanced performance and the physical flexibility to accommodate motion, contour and size constraints. The Company's sophisticated electronic assemblies and sub-assemblies, provide comprehensive interconnect solutions, which feature precision surface mount and direct chip attach ("DCA") technologies on multiple circuit substrates. The Company believes it is a leading supplier of advanced surface mount technology ("SMT"), Chip-On-Flex ("COF"), and Flip-Chip-On-Flex ("FCOF") assemblies to the hard disk drive ("HDD") and non-HDD markets. The Company's principal HDD customers include International Business Machines Corporation ("IBM"), Samsung Corporation ("Samsung"), Seagate Technology, Inc. ("Seagate") and Western Digital Corporation ("Western Digital"). The Company's principal non-HDD customers include Iomega Corporation ("Iomega"), Hewlett-Packard Company ("H-P"), and Quantum Corporation ("Quantum"). The Company's net revenues have grown from $31 million in fiscal 1991 to $133 million in fiscal 1997.

        The Company's manufacturing services consist of product design and prototyping, materials procurement and management, high-volume automated assembly and subassembly test. Smartflex utilizes complex assembly techniques and believes it was one of the first to commercialize the COF and FCOF process technology for the computer industry. COF and FCOF technologies, in which a bare silicon die (without the standard lead frame package) is mounted directly on substrate material, enable improved performance, a greater density of components and reduced size when compared with traditional assembly technologies. Smartflex currently serves its customers from four locations, one in each of Tustin, California ("Tustin"); Singapore; Monterrey, Mexico ("Monterrey"); and Cebu, the Philippines ("Cebu").

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

        An electronic interconnect is used to provide electrical connections between components in electronic systems. Substrates used for interconnects include primarily rigid printed circuit boards and flexible circuits. Advances in technology have enabled the placement of integrated circuits and other components on a flexible substrate to create a flex assembly. Although only a small percentage of the flexible circuits produced today are incorporated into flexible assemblies, the Company believes that the forces which have driven the use of flex assemblies in the HDD market, including the need for rapid product development, miniaturization and increased performance, will create additional opportunities for flex assemblies in other markets. Also see "Risk Factors."

        Flex assemblies provide the physical flexibility to accommodate motion, contour and size constraints. In HDD applications, for example, flexible interconnect assemblies must flex hundreds of millions of times throughout the life of the drive. Flex assemblies also enhance performance in HDD's by allowing components to be positioned closer to the read/write heads, thereby improving signal-to-noise ratios, allowing increased transfer rates and reducing the number of interconnections. Examples of flex assemblies used in non-HDD applications include read/write head assemblies in tape drives and removable personal storage products, and flex assemblies in miniaturized packaging for gene chips and fluid analyzers.

        In recent years, COF technology has been used to produce flex assemblies for high-performance, high-capacity (greater than 4 gigabyte) HDDs where performance and size constraints are especially critical. Eliminating the standard package from the integrated circuit enables improved performance, reduced size and a greater density of components on the flex assembly. These characteristics are expected to become increasingly important as magneto-resistive ("MR") read/write heads, which require twice the number of interconnections as do other head technologies, become more prevalent. MR head technology is now being used in very high end disk drives and is expected to become more widely utilized as new HDD products come to market.

        The outsourcing of flex assemblies is part of a larger trend in the electronics industry toward the outsourcing of manufacturing services. Electronics original equipment manufacturers ("OEMs") increasingly choose to access leading manufacturing processes from third parties and focus on their core competencies, such as product development and marketing. Also see "Risk Factors." This allows the OEM to reduce capital investment and product costs, while reducing time to market. The complex process of assembling integrated circuits on flexible substrates requires special processes and skills due to the flexibility and thinness of the substrate material and, in the case of COF and FCOF, the delicate nature of the bare silicon die. These processes and skills include advanced automation and tooling for surface mount assembly, semiconductor assembly for COF and FCOF attachment, and semiconductor test capabilities. The know-how required to master these assembly processes has helped to establish companies, such as Smartflex, which specialize in providing contract manufacturing services in this area.

                                    STRATEGY

        The Company's objective is to combine leading precision assembly technology with high-volume manufacturing expertise to serve its target markets. Also see "Risk Factors." The key elements of the Company's strategy are as follows:

Focus on High-Volume, Precision Manufacturing Services

        The Company focuses on providing precision manufacturing of high-volume precision assemblies on a turnkey basis. This process involves the exact placement of miniaturized components on rigid and flexible circuit boards and requires the design and effective implementation of fine tooling, extensive automation and advanced vision systems capable of reliable, high-volume throughput, and sophisticated semiconductor test capabilities. The Company believes that focusing on precision, high-volume requirements allows it to maximize value to the customer while achieving optimum utilization of its equipment and facilities. Also see "Patents."

Extend Technology Leadership

        Smartflex focuses on assemblies that are based on advanced, complex assembly techniques. To date, these techniques have generally been based on automated fine-pitch SMT, advanced COF and advanced FCOF. Smartflex believes that its focus on advanced assembly processes is critical to maintaining and building market share and to preserving its profitability. Also see "Patents."

Target Leading Customers

        Smartflex directs its efforts toward OEMs which have established leading market share in the Company's target markets and with which the Company can work closely in the design and development of future products. In particular, Smartflex intends to become the leading supplier to OEM customers who hold a significant share of their respective markets. These customers presently include H-P, IBM, Iomega, Quantum, Samsung, Seagate, and Western Digital. Smartflex seeks to establish long-term partnering relationships with its major OEM customers.

Expand in Growing Market Segments

        Smartflex has applied the technology and processes it developed for the HDD industry to other storage devices, such as disk array storage systems, removable personal storage, tape drives and optical drives, other computer peripherals, scanners, portable computers and communications products. The Company expects that the technological characteristics of its precision assemblies will help accommodate the trend toward smaller, lighter and more powerful electronics products. The Company plans to increase revenues from these non-HDD products by following its traditional strategy of affiliating with leading OEMs in its target markets.

Exploit Global Manufacturing Presence

        Smartflex currently has operations in California, Singapore, Monterrey, and Cebu. The Company believes that its facilities in these diverse geographic locations enable it to better address its customers' objectives regarding cost, shipping location and frequency of interaction with manufacturing specialists, as well as local content requirements of end-market countries. In order to better align the Company's capabilities with business opportunities and to increase operational efficiencies, the Company realigned its operations in 1997. Volume manufacturing was moved from Singapore to Cebu. The Tustin, California and Singapore facilities are designated as the Regional Technology and Services Centers for the regions they support (the Americas and Asia, respectively), providing state-of-the-art prototype and low-volume production capabilities. Similarly, the Monterrey and Cebu facilities serve as major volume production facilities in the Americas and Asia, respectively.

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

        Procurement--Early involvement in the design process allows the Company to assist in the selection of suppliers and components in order to enhance manufacturability and logistical support of volume programs. As part of the procurement process, the Company offers its customers material planning and procurement, and inventory management and handling services. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. By assuming responsibility for procurement, the Company may be required to bear the risks of fluctuations in component price and availability. In certain cases, the Company can leverage its position as a manufacturing partner to large OEMs to receive more favorable price and volume allocations from its key suppliers.

        Assembly--Precision assembly involves the exact placement of miniaturized components on multiple substrate types. The Company's current assembly techniques are highly automated and based almost exclusively on advanced SMT and Direct Chip Attach ("DCA"). SMT is a method of affixing electronic components, including integrated circuits, onto the surface of the substrate. Components mounted in SMT assemblies can be of relatively small size due to the use of fine lead-to-lead spacings ("pitch"), which currently can be as small as 4 mils. The Company's SMT assembly process has become increasingly complex because of these smaller dimensions and tighter tolerances, and accordingly requires the use of expensive automated assembly equipment and engineering expertise.

        Following a multi-year development program, the Company expanded COF production in 1993. COF involves mounting a semiconductor die (which lacks the standard lead frame package) directly onto the flex substrate. This is accomplished by wire bonding directly from the silicon die onto conductors in the flex. This elimination of the semiconductor package enables improved performance and a greater density of components, thus reducing size.

        High-performance, high-capacity (greater than 4 gigabyte) HDDs were the first products to benefit from the use of COF assemblies. COF enables improved product performance while simultaneously producing a much smaller design. This is particularly beneficial for MR head technology, which requires twice as many leads to the head as do competitive head technologies.

        COF has enjoyed significant customer acceptance. The Company has increased its shipments of assemblies which include COF to more than 150,000 units, on average, per week. COF assemblies have been manufactured in volume for certain of the Company's customers, including IBM, Seagate, and Western Digital. Assemblies incorporating COF technology accounted for approximately 50%, 44%, and 51% of net revenues in fiscal 1997, 1996, and 1995, respectively.

        As electronic designs require increasingly smaller circuitry, the attachment of integrated circuits to flex substrates is expected to require greater precision. The Company has invested in the development of advanced integrated circuit assembly technologies which offer higher precision and thus greater component densities. Also see "Risk Factors."

        The Company also utilizes the Chip-On-Ceramic ("COC") assembly process in which one or more semiconductor die(s), without the standard lead frame package is/are attached directly on ceramic substrates.

        In 1997, Smartflex began volume production using the FCOF process. Flip-Chip mounting eliminates wire bonding, permitting a smaller semiconductor "footprint." FCOF uses the flex circuit as part of the integrated circuit leadframe structure, thereby greatly reducing the surface area required on the flex. This can also result in thinner cross section profiles of the flex assemblies, which permits further reduction in package size.

        In addition to FCOF, these advanced integrated circuit assembly technologies include Tape Automated Bonding ("TAB"), both on the flex ("TAB-on-Flex") and within the flex structure ("TAB-in-Flex"). TAB technology utilizes a very thin gold lead frame attached directly to the flex, which replaces the need for wire bonding.

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

                     INTERNATIONAL MANUFACTURING CAPABILITY

        The Company presently serves its major markets from four manufacturing facilities strategically located to support both U.S. and international markets. In 1997, the Company realigned its operations such that the California and Singapore facilities, where most of the customer design activities take place, would operate as Regional Technology and Services Centers, offering development, engineering and quick-turn manufacturing capabilities to the two regions they support, namely, the Americas and Asia. As soon as a customer's product is established in the marketplace and volume production begins, the Company transfers manufacturing from Tustin and Singapore to one of its international volume manufacturing facilities, located in Monterrey, or Cebu.

        The Company's state-of-the-art facilities in Monterrey and Cebu, serve as high-volume, lower-cost manufacturing centers supporting the Americas and Asia. The Monterrey facility, with approximately 65,000 square feet of manufacturing space, is capable of producing over 400,000 interconnect assemblies per week. Similarly, the Cebu facility, with approximately 30,000 square feet of manufacturing space, is capable of producing 300,000 interconnect assemblies per week, when fully equipped. Also see "Risk Factors."

        The chart below outlines the services of these facilities.

                                     SUPPORTS
                                  THE AMERICAS
                                   AND EUROPE              SUPPORTS ASIA
                              -------------------        -----------------
                              TUSTIN    MONTERREY        SINGAPORE    CEBU
                              ------    ---------        ---------    ----
Design Services                  .                           o
Prototyping                      .                           .
New Technologies/Processes       .          o                o          o
Procurement                      .                           .
Volume SMT                                  .                           .
COF Capable                      .          .                .          .
FCOF Capable                     .          o                o

Test Services                    .          .                .          .
Distribution                     .          .                .          .
ISO 9002 Registered              .          .                .          .

Customer Service                 .                           .

----------
 . -- Currently available

o -- Planned within 6-18 months


                                     MARKETS
HDD Market

        To date, the rapid advance of technology in HDDs has driven the market for precision flex assemblies. High-performance flex assemblies have found the most significant application in the small form factor (3.5" and smaller), high-capacity (4 gigabyte and greater) portion of the HDD market. The Company believes that COF technology is the predominant interconnect technology in this portion of the HDD market. Also see "Risk Factors."

        Intense competition, relatively short product life cycles and rapid technological change have characterized the HDD market in the recent past. As a result, HDD manufacturers have been forced to aggressively pursue technologies, which improve performance and cost. The Company has focused its efforts to meet the needs of this demanding market. The Company is a leading supplier of automated fine-pitch SMT flex assemblies and was one of the first to commercialize the COF process as an enabling technology for high-end drives. The Company is able to manufacture advanced flex assemblies at low cost due to high manufacturing yields and to spread the high capital costs necessary to perform high-volume, precision manufacturing of these assemblies across a large number of units. The Company therefore should be able to capitalize on the competitive pressures affecting the HDD market. Also see "Risk Factors."

        At the end of 1997, the Company changed the way it classifies its markets. The removable storage business, which was previously reported as hard disk drive business, will be reported as non-hard disk drive business, combined with the tape and optical storage business. Under this modified method of reporting, the Company's hard disk drive business represented 55%, 50% and 65% of net revenues in fiscal 1997, 1996 and 1995, respectively. Under the old method of reporting, the hard disk drive business would have represented 75%, 61% and 71% for fiscal 1997, 1996 and 1995. In addition, sales to the HDD market have generally been concentrated among a few large customers, including IBM, Maxtor, Samsung, Seagate and Western Digital.

        The Company primarily manufactures advanced flexible assemblies for products with high-storage (currently greater than 4 gigabyte) capacities. The Company's flex assemblies incorporate SMT techniques, and also utilize COF processes for the highest capacity markets, particularly in drives incorporating emerging MR head technology.

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


                            [HARD DISK DRIVE DIAGRAM]

        The following table lists the markets served by the Company, describes the function of the flex assembly supplied by the Company to each market and lists representative customers for each market.

APPLICATION SEGMENT      FLEXIBLE ASSEMBLY FUNCTION         REPRESENTATIVE CUSTOMERS
-------------------      --------------------------         ------------------------
Hard Disk Drives         Read/write head assemblies         IBM, Samsung, Seagate,
                                                            Western Digital

Removable Storage        Read/write head assemblies         Iomega

Disk Arrays              SCSI interface assemblies          H-P, Sequent Computer
                                                            Xyratex

Optical Drives           RF/Laser optics and carriage       H-P
                         assemblies

Tape Drives              Head preamp assemblies             Quantum

Scanners                 Charge-coupled device (CCD)        H-P
                         control assemblies

Printers                 Printhead assemblies               Topaz,
                                                            Rastergraphics

Communications           Headset interconnect assemblies,   Motorola, Plantronics
                         cellular battery and control
                         panel assemblies

Biomedical               DNA analyzer cartridge             Nanogen

Emerging Markets

        The Company believes that the forces that have driven the HDD market, including rapid product development, miniaturization and increased performance, will increasingly affect other markets, creating additional opportunities for providers of advanced SMT and DCA services. Also see "Risk Factors." The Company is in various stages of developing prototype assemblies for applications in the following markets:

        Communications--Demand for communications products such as cellular phones, paging systems and other mobile communications devices, and satellite communication applications has increased significantly in recent years. Increasingly, flex substrates are replacing rigid printed circuit boards, connectors and cables in these products in order to reduce space, weight and cost. For example, the Company anticipates that flex assemblies will be used in smart batteries in order to increase battery life and reduce weight.

        Computers--Portable computers, such as notebooks and personal digital assistants, are other applications where the Company anticipates growth in demand for flex assemblies. In addition to growth in the number and types of portable computers, the Company believes that the number of flex-based interconnects per notebook is increasing.

        PCMCIA Peripherals--Communications and computer peripheral devices that adhere to the PCMCIA (Personal Computer Memory Card Industry Association) format can take advantage of advanced assembly techniques such as DCA to increase package densities and conform to difficult size constraints. The Company anticipates that demand for portable computers utilizing the PCMCIA format will continue to experience significant growth.

        Other Emerging Markets--Significant opportunities for flex assemblies may also exist in other computer products, such as CD-ROMs and virtual reality headsets and in medical electronics, such as inter-dermal blood gas analyzers and drug dispensers, and inter-uterine fetal monitors.

                                  RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

        This Annual Report on Form 10-K and the Company's Annual Report to Stockholders contain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, the transition of volume manufacturing operations from Singapore to the Philippines, efficient utilization of manufacturing facilities, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely qualification of, and commencement of volume production at the Company's new facilities in Cebu and Monterrey, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors.

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

        The following factors also may materially affect results and therefore should be considered. Also see "Backlog," "Patents," "Competition" and "Year 2000 Issue."

Limited Independent Operating History

        The Company was incorporated in September 1993 to acquire all of the assets and business of Smartflex Systems, which was founded in November 1985 as a general partnership (the "Smartflex Partnership") jointly owned by Silicon Systems, Inc. ("Silicon Systems"), a supplier of mixed signal integrated circuits to the HDD market, and Rogers Corporation ("Rogers"), a supplier of flex circuits to the HDD market. Until its acquisition by the Company, the Smartflex Partnership was provided with financial assistance and significant support in sales and personnel functions by Silicon Systems and Rogers. Although the business of the Company has been in existence since November 1985, the Company has only a limited history as an independent operating company, and there can be no assurance that the Company will not experience problems associated with young, growing companies. Although the Company operated profitably from 1990 through 1996, it experienced operating losses in fiscal 1997. There can be no assurance that the Company will be able to achieve and improve its profitability in future periods. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

Substantial Fluctuations in Future Operating Results

        The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. All products manufactured by the Company are custom designed and assembled for a specific customer's requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize. The Company typically incurs significant start-up costs in the production of a particular product, which costs are expensed as incurred. Accordingly, the Company's level of experience in manufacturing a particular product and its efficiency in minimizing start-up costs will affect the Company's operating results during the periods in which production begins and ramp-up occurs. The efficiencies of the Company in managing inventories and fixed assets, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of materials, labor, manufacturing and overhead costs are also significant factors affecting annual and quarterly operating results. Other factors contributing to fluctuations in the Company's operating results include price competition, the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided. In addition, the amount and timing of orders placed by a customer may vary due to a number of factors, including inventory balancing, changes in manufacturing strategy and variation in product demand attributable to, among other things, product life cycles, competitive factors and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997. Also see "Competition."

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

Dependence on Hard Disk Drive Industry

        The Company's principal market is the HDD industry, which is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize costs. The HDD industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and contraction. The impact of cyclical trends on suppliers to this industry has been exacerbated by the tendency of HDD manufacturers to order components in excess of their needs during growth periods, followed by a sharp reduction in demand for components during periods of contraction. The Company's operating results have been adversely affected from time to time during HDD industry slowdowns and could be materially adversely affected in the event of significant slowdowns in this industry now or in the future. Although the Company is attempting to reduce its dependence on the HDD industry, the Company expects revenues attributable to this market to continue to represent a majority of its revenues for the foreseeable future. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 and "Markets."

Customer Concentration

        The Company's customer base is highly concentrated. During fiscal 1997 and 1996, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 90% and 89% of net revenue, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

        Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex Solutions, Inc. ("ADFlex"), IBM, Mektec Corporation ("Mektec"), Texas Instruments, Inc. ("TI"), Silicon Systems, Inc. (a wholly owned subsidiary of TI), Toshiba America, Inc., and VTC, Inc. ADFlex is also one the Company's competitors. During fiscal 1997, 1996 and 1995, the Company purchased a majority of its flex components from either ADFlex or Mektec, a majority of its integrated circuits from IBM, TI and VTC, Inc. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. The Company has experienced shortages of components in the recent past. For example, in the first quarter of 1997, the Company experienced a shortage of ceramic substrates for its COC program. During the second quarter of 1997 this issue was resolved since all three of the Company's ceramic substrate suppliers were able to reach their planned production goals. However, there can be no assurance that such shortages will not recur in the future. Any such shortages could have a material adverse effect on the Company's operating results. Also see "Manufacturing Services" and "Competition."

International Operations

        The Company maintains international operations in Singapore, Mexico, and the Philippines. In September 1997, the Company announced a restructuring plan to streamline worldwide operations. As part of this restructuring, the Company is in the process of moving its volume manufacturing from Singapore to its lower-cost manufacturing facility in Cebu. The Singapore operations are intended to become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. In light of the continued growth of offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas through internal growth, acquisitions, or a combination of both. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including but not limited to imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars, and accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers or competitors should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. The Company's production employees at the Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 1999. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

Variability of Customer Requirements and Customer Financing

        The level and timing of orders placed by customers vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than three months in advance of requirements. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and incur other expenses in order to meet the anticipated demand of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production which have placed an excessive burden on the Company's resources. Such customers' order fluctuations and deferrals have had an adverse effect on the Company's operating results in the past, and there can be no assurance that the Company will not experience such effects in the future. In addition, the Company incurs significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's principal customers were to become insolvent, or otherwise were to fail to pay for the services and materials provided by the Company, the Company's operating results and financial condition would be adversely affected. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 27 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

Rapid Technological Change

        The Company and the Company's customer base competes in markets that are characterized by rapid technological change and short product life cycles. In particular, the HDD, computer and communications markets are prone to rapid product obsolescence by new technologies. The flexible interconnect industry could experience future competition from new or emerging technologies that render existing technology less competitive or obsolete. The inability of the Company to develop technologies to meet the evolving market requirements of its customer base could have a material adverse effect on the Company's business, financial condition and results of operations, including the Company's ability to maintain its revenue base. Also see "Competition," " Industry Background," "Manufacturing Services" and "Markets."

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

Dependence on Key Employees

        The Company is highly dependent on its Chief Executive Officer, William
L. Healey, and other principal members of its management team, the loss of whose services could have a material adverse effect upon the business and financial condition of the Company, as well as the ability of the Company to achieve its development objectives. None of such persons has an employment contract with the Company. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel or that personnel cost increases will not have an adverse effect on the Company's net income or results of operatins. Also see "Management."

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

Control by Existing Stockholders

        The Company's officers, directors and existing holders of more than 5% of the Company's Common Stock, in the aggregate, own beneficially approximately 48% of the outstanding Common Stock. As a result, any substantial portion of these stockholders, acting together, are able to effectively control most matters requiring approval by the stockholders of the Company. Approximately 18% of the Company's Common Stock is held by TDK U.S.A. Corporation ("TDK"), which holds the shares formerly owned by Silicon Systems, Inc.

Anti-Takeover Provisions

        On July 17, 1996, the Board of Directors approved the adoption of a Shareholder Rights Plan for the Company, which is intended to protect stockholder interests in the event of an unsolicited attempt to acquire the Company on terms that the Board of Directors determines are not in the best interests of the stockholders. The Plan provides for a dividend of one Right for each share of outstanding common stock. Each Right entitles the holder, on the occurrence of certain events, to purchase shares of a newly created class of the Company's preferred stock. The Company may redeem each Right, on terms spelled out in the Plan, if approved by the Board of Directors.

        The Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of those shares without any future vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights senior to the Common Stock, which could have a material adverse effect on the market value of the Common Stock. The Company has no present plans to issue shares of Preferred Stock other than pursuant to the Rights Plan. In addition, Section 203 of the General Corporation Law of Delaware restricts the Company from engaging in certain business combinations with interested stockholders, as defined by statute.

        These provisions may have the effect of delaying or preventing a change in control of the Company and therefore could adversely affect the price of the Company's Common Stock, or the ability of stockholders to receive a premium price for their shares upon an acquisition.

                           SALES AND CUSTOMER SUPPORT

        The Company uses both field sales personnel and internal customer service and marketing support personnel to facilitate its sales efforts. As of December 31, 1997, the Company employed 28 sales, support and marketing personnel. In addition, the Company has agreements with 18 sales representatives who are assigned geographic territories within North America. The sales activities of these representatives are managed by the Company's regional sales managers, who also have some key direct account responsibilities. The Company also uses sales representatives in Japan, Singapore, Malaysia, Thailand, Hong Kong and Korea, whose activities are managed from the Company's Tustin headquarters. The Company presently has no sales personnel in Europe.

        The Company's customer support function consists of both customer service and program management. Employees in these functions form the nucleus of customer account teams that deal with specific customer technical and order activities. The customer account teams are multi-functional teams from program management, customer service, materials planning, manufacturing engineering and quality engineering, which provide focused attention to the key activities concerning the customer's account. These teams are responsible for addressing all customer issues to ensure continuity from program development through distribution. This focused attention is designed to enable the Company to respond rapidly and efficiently to each customer's specialized precision manufacturing needs. Also see "Risk Factors."

                                     BACKLOG

        The Company's backlog was approximately $53 million and $52 million at December 31, 1997 and 1996, respectively. The Company does not have any long-term agreements with its customers which require the customers to purchase products. Backlog consists of purchase orders received by the Company for shipment within up to 180 days. Because customer orders generally require shipment within the following 90 days and may be rescheduled or canceled by the customer, the Company does not believe that backlog is a meaningful predictor of future revenue performance.

                                     PATENTS

        The Company does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patents require public disclosure of information which may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology. No assurances can be made that the Company will be able to maintain the confidentiality of its technology, dissemination of which could have a materially adverse effect on the Company's business. Also see "Risk Factors."

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

                                  COMPETITION

        The Company operates in a highly competitive industry and competes against several domestic and foreign providers of electronics manufacturing services. The principal competitors in the high-end segment of the flex assembly market include Solectron Corporation, CTS Corporation, and ADFlex Solutions, Inc. The Company also faces competition from the manufacturing operations of its current and potential OEM customers, which the Company believes continue to evaluate the merits of manufacturing flex assemblies internally, and from offshore contract manufacturers, which, because of their lower labor rates, enjoy a comparative advantage over the Company with respect to labor-intensive, high-volume production. The Company has also experienced competition from head stack assemblers, who primarily assemble products that attach to flex assemblies. The Company expects to encounter future competition from other large electronics manufacturers that currently provide or may begin to provide contract manufacturing services. A number of the Company's competitors have substantially greater manufacturing, financial, technical, marketing and other resources, and offer a broader line of services, than does the Company. In addition, many of the Company's competitors have a broader scope and presence of operations on a worldwide basis.

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

                                 YEAR 2000 ISSUE

        The "Year 2000 issue" variously known as "Y2K issue" or the "Millennium Bug" arises out of the fact that many existing computer programs use only two digits to identify a year in the date field, and if uncorrected, would fail or create erroneous results before or at the Year 2000.

        Early in 1997, the Company evaluated the Y2K issue and its impact on the Company's operations. Currently, the Company uses IBM AS400 applications and various desktop applications in its operations, which are commercially available, and are utilized for the most part with little modification or customization. The applications are Y2K compliant with the exception of one, which expects to be Y2K compliant by early 1998.

        A project to implement the latest versions of the above-mentioned applications was approved in 1997 and launched in late 1997. The project team consists of both dedicated resources and key functional participants. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The project is estimated to take between twelve and eighteen months to complete at a cost of approximately $750,000 (also see "Cash Flow").

                                    PERSONNEL

        As of December 31, 1997 the Company had a total of 1,169 employees, including 1,011 in manufacturing and operations support, 67 in engineering, 28 in marketing, sales and program management and 63 in administration. The Company considers its relations with employees to be good. The Company's employees at its Monterrey facility are represented by a labor union and are covered by a collective bargaining agreement that is subject to annual revision under Mexican law.

                                   MANAGEMENT

        The executive officers and key employees of the Company are as follows:

        NAME                AGE    POSITION
        ----                ---    --------
EXECUTIVE OFFICERS
William L. Healey           53     President, Chief Executive Officer and Chairman of the Board of Directors
Anthony R.W. Richardson     53     Executive Vice President and Chief Operating Officer
Richard D. Bell             53     Vice President of Marketing and Sales
John W. Hohener             42     Vice President, Chief Financial Officer and Treasurer
Christopher J. Rollison     39     Vice President of Operations

KEY EMPLOYEES
Marilyn A. Gosz             49     Director of Strategic Marketing and Business Development
Cheryl L. Moreno            42     Director of Human Resources
Joe L. Pendergrass          43     Director of Logistics and Information Technology
Hal Schoenberg              45     Director of Quality

EXECUTIVE OFFICERS

        William L. Healey has served as President and Chief Executive Officer of the Company since July 1989, as a director since its incorporation in September 1993 and was elected Chairman in January 1996. Prior to joining Smartflex, Mr. Healey worked at Silicon Systems, where he was responsible for all manufacturing operations in California and Singapore and held several senior executive positions, including Senior Vice President of Operations, Vice President of Manufacturing and Director of Wafer Fabrication Operations. Mr. Healey also sits on the Board of privately held Bell Technologies, Inc., a leading provider of electronics products and services to the high technology segment of the electronics industry.

        Anthony R.W. Richardson joined Smartflex in February 1998 as Executive Vice President and Chief Operating Officer. Prior to joining Smartflex, Mr. Richardson spent twenty-four years in senior management roles at Raychem Corporation ("Raychem"), a material sciences company. Mr. Richardson's positions at Raychem included Director of Operations, Director of Sales and Marketing, and General Manager for businesses in Asia, North America, South America, Europe and the Middle East.

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

        John W. Hohener has served as Vice President, Chief Financial Officer and Treasurer since August 1997. From May 1988 through July 1997, Mr. Hohener served as the Company's Corporate Controller and Treasurer. Prior to joining Smartflex, Mr. Hohener spent eight years with Silicon Systems, where he held numerous financial management positions, including Director of Corporate Accounting. Mr. Hohener served as a member of the Board of Directors during September and October 1993.

        Christopher J. Rollison has served as Vice President of Operations since July 1995 and served as Director of Operations of the Company from October 1992 to July 1995. Mr. Rollison joined Smartflex at its inception in August 1985 as a senior process engineer. Subsequently, he held a series of positions of increasing responsibility culminating in his current role as Vice President of Operations.

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

        Cheryl L. Moreno, joined Smartflex in November 1997 as Director of Human Resources. Prior to joining Smartflex, Ms. Moreno held senior level human resources positions at Beckman Instruments, MAI Systems Corporation, and divisions of Ball Corporation and Alps Electric, Ltd.

        Joe L. Pendergrass joined Smartflex as Director of Materials in May 1995 and was promoted to Director of Logistics and Information Technology in 1998. From October 1993 until May 1995, Mr. Pendergrass was self employed as a materials logistics consultant. From January 1992 until October 1993, he was Director of Materials at International Rectifier Corporation, a semiconductor manufacturer. Prior to January 1992, Mr. Pendergrass held a variety of materials management positions at Rockwell International Corporation for over twelve years.

        Hal Schoenberg has served as Director of Quality Assurance of the Company since June 1997. Prior to joining the Company, Mr. Schoenberg was a quality management consultant and educator. Prior to 1995, Mr. Schoenberg was Director of Quality and Customer Satisfaction for International Rectifier Corporation, and Region Quality Manager for Hewlett-Packard Company.

ITEM 2.  PROPERTIES

        The Company's Tustin, California facility comprises approximately 44,000 square feet, and is held under operating lease arrangements extending through 2002. The Company's Singapore facility comprises approximately 21,000 square feet. The Mexico facility comprises approximately 65,000 square feet, which was completed in 1997. The Singapore and Mexico facilities are held under lease arrangements extending through 2000 and 2004, respectively. The Company's manufacturing line in Cebu, the Philippines, comprises approximately 35,000 square feet and is held under a lease agreement extending through 1999.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

        The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Common Stock Data" on the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Financial Highlights" on page 1 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 17 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, and the report of the independent auditors, presented on pages 18 through 30 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information appearing in the "Information Concerning Nominees" section of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 20, 1998, is hereby incorporated by reference. Information concerning the current executive officers of the Company is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information appearing in the "Executive Compensation," "Summary Compensation Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," sections of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 20, 1998, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing in the "Security Ownership of Management and Certain Beneficial Owners" section of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 20, 1998, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing in the "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 20, 1998, is hereby incorporated by reference.

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

        (B)    CURRENT REPORTS ON FORM 8-K.
               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

               A current report on Form 8-K, announcing under Item 5 the appointment of Anthony R.W. Richardson as the Executive Vice President and Chief Operating Officer was filed in the first quarter of fiscal 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tustin, State of California, on the 26th day of March, 1998.

                                            SMARTFLEX SYSTEMS, INC.
                                            (Registrant)


                                            By: /s/ William L. Healey
                                                --------------------------------
                                                    William L. Healey President,
                                                    Chief Executive Officer and
                                                    Chairman of the Board

                                POWER OF ATTORNEY

        We, the undersigned directors and officers of Smartflex Systems, Inc. do hereby constitute and appoint William L. Healey and John W. Hohener, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Report, including specifically, but without limitation, power and authority to sign any and all amendments hereto; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                              TITLE                             DATE
       ---------                              -----                             ----
/s/ William L. Healey          President, Chief Executive                  March 27, 1998
----------------------------   Officer and Chairman of the Board
William L. Healey              (Principal Executive Officer)

/s/ John W. Hohener            Vice President, Chief Financial             March 27, 1998
----------------------------   Officer, Treasurer (Principal Financial
John W. Hohener                and Accounting Officer)

/s/ William E. Bendush         Director                                    March 27, 1998
----------------------------
William E.Bendush

/s/ Alan V. King               Director                                    March 27, 1998
----------------------------
Alan V. King

/s/ William A. Klein           Director                                    March 27, 1998
----------------------------
William A. Klein

/s/ Gary E. Liebl              Director                                    March 27, 1998
----------------------------
Gary E. Liebl

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


        The following consolidated financial statements of Smartflex Systems, Inc., included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference:


                                                                         Annual Report
                       Description                                       Page Reference
                       -----------                                       --------------
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995                                              18

Consolidated Balance Sheets as of December 31, 1997 and 1996                    19

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995                          20

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                              21

Notes to Consolidated Financial Statements                                      22-29

Report of Independent Auditors                                                  30


        The following consolidated financial statement schedule of Smartflex Systems, Inc. and the Consent of Independent Auditors are included herein:

               Description                                               Page Reference
               -----------                                               --------------
Schedule II - Valuation and Qualifying Accounts                                   28

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Consent of Independent Auditors                                           Exhibit 23.2

                                INDEX TO EXHIBITS

Exhibit
  No.                                Description
-------                              -----------
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

  4.4     Rights Agreement dated as of July 17, 1996 between the Registrant and
          The First National Bank of Boston, which includes as Exhibit A thereto a form of Certificate of Designation for the Preferred stock, as exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Shareholders Rights Plan. (6)

 10.1+    Smartflex Systems, Inc. 1993 Equity Incentive Plan, as amended. (1)

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

 10.17    Facilities and Services Agreement entered into on April 5, 1995 between the Registrant and Silicon Systems, Inc. (1)

 10.18 Reorganization Agreement dated July 31, 1995 between the Registrant and J.V. Acquisition Corporation. (1)

 10.19+   Form of Indemnification Agreement for Officers and Directors of the
          Registrant. (1)

 10.20    Loan Agreement dated December 29, 1995 between Smartflex Singapore and
          GE Capital Services Pte. Ltd. (2)

10.21 Promissory Note dated October 11, 1996, from the Registrant in favor of Union Bank of California, N.A. (term loan). (4)

Exhibit
  No.                                Description
-------                              -----------
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

 10.30    Amendment to the Facilities and Services Agreement dated February 28,
          1997, between the Registrant and Silicon Systems, Inc. (5)

 10.32+   Second Amendment to Smartflex Systems, Inc. 1995 Employee Stock
          Purchase Plan (8)

 10.33 Restated Loan Agreement, dated September 26, 1997, amending and restating the Loan Agreement dated September 29, 1995 between the Registrant and Union Bank of California, N.A. (9)

 10.34 Promissory note dated September 18, 1997, made by the Registrant in favor of Union Bank of California, N.A. (9)

 10.35 Notice of Waiver dated January 26, 1998, addressed to the Registrant from Union Bank of California (10)

 13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997 (10)

 21.1     Subsidiaries of the Registrant. (10)

 23.2     Consent of Independent Auditors. (10)

 27.1     Financial Data Schedule (Filed electronically)

 27.2     Restated Financial Data Schedule (Filed electronically)

 27.3     Restated Financial Data Schedule (Filed electronically)

----------------

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

 (3) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 29, 1996

 (4) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 28, 1996

 (5) Incorporated herein by reference to the referenced exhibit number to the Registrant's Annual Report on Form 10-K for the Year Ended December 31, 1996

 (6) Incorporated herein by reference to exhibit 1 to Registrant's Registration Statement on Form 8-4, dated July 24, 1996

 (7) Incorporated herein by reference to the Registrant's Quarterly report on Form 10-Q for the Quarter Ended March 29, 1997

 (8) Incorporated herein by reference to the Registrant's Quarterly report on Form 10-Q for the Quarter Ended June 28, 1997

 (9) Incorporated herein by reference to the Registrant's Quarterly report on Form 10-Q for the Quarter Ended September 27, 1997

(10)  Filed with this Form 10-K.

                             SMARTFLEX SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                            Additions
                                                       ----------------------
                                         Balance at    Charged to  Charged to                 Balance at
                                        beginning of   costs and     other                      end of
              Description                 period        expenses    accounts    Deductions      period
              -----------               ----------     ----------  ----------  -----------    ----------
                                                              (in thousands)
Year ended December 31, 1995:
    Allowance for doubtful accounts     $    285       $    721      $   35 (1)  $  116 (2)     $    925
    Reserve for excess and obsolete
      inventory                              670            628           -         127 (3)        1,171
                                        --------       --------      ------      ------         --------
            Total                       $    955       $  1,349      $   35      $  243            2,096
                                        ========       ========      ======      ======         ========
Year ended December 31, 1996:
    Allowance for doubtful accounts     $    925       $      -      $    -      $    5 (2)     $    920
    Reserve for excess and obsolete
      inventory                            1,171           (115)          -         190 (3)          866
                                        --------       --------      ------      ------         --------
            Total                       $  2,096       $   (115)     $    -      $  195            1,786
                                        ========       ========      ======      ======         ========
Year ended December 31, 1997:
    Allowance for doubtful accounts     $    920       $     11      $  477      $   24 (2)        1,384
    Reserve for excess and obsolete
      inventory                              866            910           -         160 (3)        1,616
                                        --------       --------      ------      ------         --------
            Total                       $  1,786       $    921      $  477      $  184         $  3,000
                                        ========       ========      ======      ======         ========

---------------------

 (1)  Write off of credit balances in accounts receivable.
 (2)  Uncollectible accounts written off, net of recoveries.
 (3)  Inventory written off.