Form 10-Q
period 1998-03-31
SMARTFLEX SYSTEMS INC
filed 1998-05-12
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                 For the quarterly period ended March 28, 1998


                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _____________________

                         Commission File Number:    0-26472
                                                 --------------

                                SMARTFLEX SYSTEMS, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                        33-0581151
-------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

14312 Franklin Avenue, Tustin, California                 92781-2085
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (714) 838-8737
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  [X] Yes    No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, $.0025 par value - 6,431,420 shares as of May 4, 1998
--------------------------------------------------------------------------------



                                  Page 1 of 17
                            Exhibit Index on Page 17

                             SMARTFLEX SYSTEMS, INC.

                                      INDEX

                                                                                  Page
                                                                                  ------
PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Balance Sheets (Unaudited) as of
                 March 31, 1998 and December 31, 1997                               3

               Condensed Consolidated Statements of Operations (Unaudited)
                 for the three months ended March 31, 1998 and 1997                 4


               Condensed Consolidated Statements of Cash Flows (Unaudited) for
                  the three months ended March 31, 1998 and 1997                    5

               Notes to Unaudited Condensed Consolidated Financial Statements       6

  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                7

PART II.  OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                         16

INDEX TO EXHIBITS                                                                  17


     The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.

PART I --- FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SMARTFLEX SYSTEMS, INC.
                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)


                                                                        March 31,    December 31,
                                                                          1998           1997
                                                                        --------     ------------
                               ASSETS
Current assets:
    Cash and cash equivalents                                            $  2,676       $  2,069
    Short-term investments                                                 23,745         26,051
    Accounts receivable, net of allowance for doubtful accounts
       of  $1,786 at March 31, 1998 and $1,384 at December 31, 1997        15,987         19,252
    Inventories:
       Raw materials                                                        4,539          6,943
       Work-in-process                                                      2,509          2,725
       Finished goods                                                       2,598          2,432
                                                                         --------       --------
          Total inventories                                                 9,646         12,100
    Deferred income taxes                                                   3,541          3,541
    Prepaid expenses and other current assets                               1,348          1,755
                                                                         --------       --------
          Total current assets                                             56,943         64,768
Property and equipment, at cost:
    Machinery and equipment                                                22,949         20,930
    Office furniture and equipment                                          3,695          3,148
    Leasehold improvements                                                  4,701          4,460
                                                                         --------       --------
                                                                           31,345         28,538
    Less accumulated depreciation and amortization                        (12,965)       (12,260)
                                                                         --------       --------
          Total property and equipment                                     18,380         16,278
Deferred income taxes                                                         350            350
Other assets                                                                  574            510
                                                                         --------       --------
                                                                         $ 76,247       $ 81,906
                                                                         ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable to related parties                                  $    113       $    533
    Accounts payable                                                       13,510         18,990
    Accrued compensation and related costs                                  1,624          1,569
    Accrued restructuring liabilities                                       3,874          3,923
    Other accrued liabilities                                               4,887          5,050
    Current portion of notes payable                                          934          1,063
                                                                         --------       --------
          Total current liabilities                                        24,942         31,128
    Long-term portion of notes payable                                      1,376          1,689
Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares -- 5,000,000
       Issued and outstanding -- none                                          --             --
    Common stock, $.0025 par value:
       Authorized shares -- 25,000,000
       Issued and outstanding shares -- 6,373,752 at
          March 31, 1998 and 6,362,477 at December 31, 1997,
          respectively                                                         16             16
    Additional paid-in capital                                             36,130         36,118
    Retained earnings                                                      13,783         12,955
                                                                         --------       --------
          Total stockholders' equity                                       49,929         49,089
                                                                         --------       --------
                                                                         $ 76,247       $ 81,906
                                                                         ========       ========


See accompanying notes.                    -3-

                                  SMARTFLEX SYSTEMS, INC.
                      Condensed Consolidated Statements of Operations
                          (In thousands except per share amounts)
                                        (Unaudited)

                                      Three Months Ended March 31,
                                      ----------------------------
                                           1998           1997
                                         --------       --------
Net revenues                             $ 37,005       $ 30,272
Cost of revenues                           32,860         28,319
                                         --------       --------
 Gross margin                               4,145          1,953
Costs and expenses:
 Marketing and sales expense                  930            857
 General and administrative expense         2,081          1,299
                                          --------       --------
    Operating income (loss)                 1,134           (203)
Interest income                               263            277
Interest expense                              (62)           (65)
Other (expense) income                        (73)            21
                                         --------       --------
Income before income taxes                  1,262             30
Income tax provision (benefit)                434           (204)
                                         ========       ========
Net income                               $    828       $    234
                                         ========       ========

Net income per share:
    Basic                                $   0.13       $   0.04
                                         ========       ========
    Diluted                              $   0.13       $   0.04
                                         ========       ========

Shares used in computing net income
  per share:
    Basic                                   6,371          6,442
                                         ========       ========
    Diluted                                 6,462          6,442
                                         ========       ========



See accompanying notes.                    -4-

                             SMARTFLEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       1998           1997
                                                                      -------       -------
Net cash flow from operating activities:
    Net income                                                        $   828       $   234
    Adjustments to reconcile net income to cash provided by
    (used in) operating activities:
       Depreciation and amortization                                      705           919
       Provision for doubtful accounts                                    165          (189)
       Provision for inventory obsolescence                             1,941            --
       Other changes in operating assets and liabilities:
          Receivables                                                   3,100         2,189
          Inventories                                                     513        (4,158)
          Prepaid expenses and other assets                               343        (1,950)
          Accounts payable to related parties                            (420)         (199)
          Accrued restructuring cost                                      (49)           --
          Accounts payable and accrued expenses                        (5,588)        3,793
                                                                      -------       -------
             Net cash provided by operating activities                  1,538           639

Cash flow from investing activities:
    Capital expenditures                                               (2,807)       (1,701)
    Purchase of short-term investments                                  2,492        (4,241)
    Proceeds from the sale of short-term investments                     (186)        3,985
                                                                      -------       -------
             Net cash used in investing activities                       (501)       (1,957)

Cash flow from financing activities:
    Net proceeds from sale of common stock                                 12            44
    Net borrowings (repayments) on revolving line of credit                --         1,695
    Repayments on term loan                                              (442)         (143)
                                                                      -------       -------
             Net cash provided by (used in) financing activities         (430)        1,596
                                                                      -------       -------
Net increase in cash                                                      607           278
Cash at beginning of period                                             2,069         1,164
                                                                      =======       =======
Cash at end of period                                                 $ 2,676       $ 1,442
                                                                      =======       =======

Supplemental disclosures of cash flow information:
    Interest paid                                                     $    55       $    36
    Taxes paid                                                            500            --



See accompanying notes.                    -5-

                             SMARTFLEX SYSTEMS, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1998

Note (A) -- Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

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

Note (D) -- Credit Facility

        On September 26, 1997, the Company amended its bank credit facility ("facility") to provide for aggregate borrowings of $25.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at
 .125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1999. At March 31, 1998, there were no borrowings on the credit line and no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. The loan bears interest at the bank's reference rate plus .5% or, at the Company's option, LIBOR plus 2%. Principal and interest are payable monthly and the loan matures on March 30, 2001. At March 31, 1998, the outstanding balance of the term loan was approximately $1.9 million.

Note (E) -- Impact of newly issued pronouncement by the Financial Accounting Standards Board

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the three months ended March 31, 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS 130.

                             SMARTFLEX SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors," below, and the other information in this Form 10-Q.

OVERVIEW

        Smartflex provides custom design and turnkey manufacturing of flexible interconnect assemblies to customers who are manufacturers of compact, high-performance electronic products. Smartflex specializes in precision surface mount ("SMT") and direct chip attach technologies on flexible circuit substrates. The Company's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. Examples of flex assemblies used in non-HDD applications include read/write head assemblies in tape drives and removable personal storage products, and flex assemblies in miniaturized packaging for gene chips and fluid analyzers. Revenues from the HDD customers have represented the Company's predominant market. For the three months ended March 31, 1998, HDD revenues comprised 53.3% of total revenues, compared to 73.0% for the same period last year.

        During the first quarter of 1998, due to the changing business dynamics of the data storage industry, many Original Equipment Manufacturers ("OEM") had higher inventories, reduced demand, and competitive pricing pressures. As a result, some of the OEMs began to change their methodology of inventory management. They began the move to a "build-to-order" or "pull" system of inventory management from the traditional "build-to-forecast" system of inventory management. Such a change in business dynamics results in reducing the Company's visibility for orders, which in turn reduces order backlog.

        Net revenues in the first quarter of 1998 increased 22.2% from the same period in the prior year and decreased 2.8%, from the previous quarter. During the first quarter ended March 31, 1998, total unit shipments were approximately
1.1 million units more than the fourth quarter of 1997, and approximately 3.3 million units more than the same period in 1997. HDD unit shipments increased approximately 1.6 million units or 107% over the prior quarter and 9.6% over the comparable quarter of the prior year. This increase is primarily due to shipments to Samsung, which became a volume customer in the first quarter of fiscal 1998. Average selling prices ("ASP") decreased during this period from the comparable period in the prior year primarily due to component cost decreases passed through to customers in the form of lower prices and price decreases as a result of competitive pressures.

RESULTS OF OPERATIONS

Net Revenues

        Net revenues for the quarter ended March 31, 1998 increased 22.2% from the comparable period in 1997. The increase is attributable to the absence of component availability issues and customer shipment postponements, which had impacted net revenues in the first quarter of the prior year. Revenues, were negatively impacted by decreases in component costs, which were passed through to customers in the form of lower prices, and price decreases as a result of competitive pressures.

        Net revenues from HDD units accounted for 53.3% of total revenues as compared to 73.0% during the same period in the prior year. Net revenues attributable to non-HDD programs increased to 46.7% from 27.0% in the comparable quarter of the prior year primarily due to increases in the removable storage programs.

        Export sales arise primarily from the shipment of assembled products to international operations of U.S.-based customers as well as shipments to intermediary companies that also service these accounts.

Total export sales rose to 93.4% from 80.7% for the fourth quarter of 1997 and 83.2% in the comparable quarter in 1997. These increases were primarily due to the continuing trend of production transfers to the international operations of the Company's U.S.-based customers.

Restructuring

        The Company restructured its worldwide operations in the third quarter of 1997, moving volume manufacturing from Singapore to the Company's lower-cost facility in Cebu. The Singapore operations are intended to become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. The restructuring also included a reduction of manufacturing and other personnel from the Company's Tustin, California operations. As part of this restructuring, the Company provided for the following in the third quarter of 1997: $1.4 million for the write-off of inventories included in the cost of revenues, $3.5 million for the write-down of non-current assets and other expenses, $1.1 million for severance and other employee-related costs associated with the reduction in force, and approximately $500,000 towards a potential Singapore tax liability. During fiscal 1997 and to the end of March 1998, the Company had used approximately $1.9 million for the write-down of non-current assets and other expenses and has paid approximately $607,000 in severance and other employee-related costs. The Company expects to utilize the remaining portion of the restructuring expense provision in 1998. See "Risk Factors."

Gross Margins

        Gross margins as a percentage of net revenues were 11.2% and 6.5% for the first quarters of fiscal 1998 and 1997, respectively. The increase was primarily due to factory unit growth in support of higher sales volume and the decrease in expense as a result of the restructuring in the third quarter of the prior year.

Marketing and Sales Expense

        Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. These expenses increased to $930,000 in the first quarter of fiscal 1998 from $857,000 in the first quarter of fiscal 1997. As a percentage of net revenues, these expenses decreased to 2.5% for the quarter ended March 31, 1998, compared to 2.8% for the same period in fiscal 1997.

General and Administrative Expenses

        General and administrative ("G & A") expenses increased both as a percentage of net revenues, and in absolute dollars, for the quarter ended March 31, 1998 compared to the same period in 1997. In absolute dollars G & A expenses were $2.1 million in the first quarter of fiscal 1998, an increase of approximately $782,000 from the G & A expenses in the first quarter of fiscal 1997. As a percentage of net revenues, G & A expenses were 5.6% for the current year's first quarter, compared to 4.3% for the quarter ended March 31, 1997. This increase was primarily due to provision for bad debts in the first quarter of fiscal 1998 compared to a reversal of bad debt expense during the same period in the prior year. The increase in G & A was also due to accrual for profit sharing expense in the first quarter of 1998, which was absent in the first quarter of 1997, as well as due to the increase in information systems expense, a portion of which is allocated to G & A.

Interest Income

        Interest income decreased $14,000 for the three months ended March 31, 1998, compared to the same prior-year period due to a slightly reduced level of short-term investments in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Income Taxes

        The Company's provision for income taxes was approximately $434,000 in the three months ended March 31, 1998, as compared to an income tax benefit of approximately $204,000 for the three months ended March 31, 1997. The Company's tax liability in the first quarter of the prior year was reduced due to domestic tax benefits resulting from a successful conclusion of the Internal Revenue Service examination and profits in foreign operations offset by domestic losses in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company's principal sources of liquidity included $26.4 million in cash and short-term investments, and $25.0 million in available borrowings under its bank credit facility ("facility"), net of borrowings under the term loan. On September 26, 1997, the facility was amended to provide for aggregate borrowings of $25.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 2.0%, and unused portions of the credit line bear interest at .125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1999. At March 31, 1998, there were no borrowings on the credit line and no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. The loan bears interest at the bank's reference rate plus .5% or, at the Company's option, LIBOR plus 2%. Principal and interest are payable monthly and the loan matures on March 30, 2001. At March 31, 1998, the outstanding balance of the term loan was approximately $1.9 million.

        Short-term investments at March 31, 1998 totaled $23.7 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, decreased $2.3 million for the quarter ended March 31, 1998 as compared to the comparable period in the prior year, primarily due to the use of cash to pay down current liabilities. For all short-term investments at March 31, 1998, cost approximated fair market value.

        Over the three months ended March 31, 1998, inventory levels decreased $2.4 million. Inventory levels fluctuate directly with the volume of the Company's manufacturing; changes or significant fluctuations in market demands can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. See "Risk Factors."

        During the three months ended March 31, 1998, the Company acquired $2.8 million in capital equipment and leasehold improvements, primarily for the expansion of its offshore manufacturing facilities.

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


                                  RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

        This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All information herein, which is not historic, and any inference from historic information concerning future periods, is a forward-looking statement. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, the transition of volume manufacturing operations from Singapore to the Philippines, efficient utilization of manufacturing facilities, interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely qualification of, and commencement of volume production at the Company's new facilities in Cebu and Monterrey, timely completion of the business systems implementation, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors.

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

        The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations are expected to continue in future periods, and are unpredictable as to timing and magnitude. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. All products manufactured by the Company are custom designed and assembled for a specific customer's requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize. The Company typically incurs significant start-up costs in the production of a particular product, which costs are expensed as incurred. Accordingly, the Company's level of experience in manufacturing a particular product and its efficiency in minimizing start-up costs will affect the Company's operating results during the periods in which production begins and ramp-up occurs. The efficiencies of the Company in managing inventories and fixed assets, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of materials, labor, manufacturing and overhead costs are also significant factors affecting annual and quarterly operating results. Other factors contributing to fluctuations in the Company's operating results include price competition, the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided. In addition, the amount and timing of orders placed by a customer may vary due to a number of factors, including inventory balancing, changes in manufacturing strategy and variation in product demand attributable to, among other things, product life cycles, competitive factors and general economic conditions. Any one of these factors, or a combination thereof, could materially adversely affect the Company's annual and quarterly results of operations.

        The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The short lead time for the Company's backlog also affects its ability to accurately plan production and inventory levels. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending by a sufficient amount or quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.


 Dependence on the Data Storage Market

        The Company's principal market is the data storage industry, which is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize costs. The storage industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and contraction. The impact of cyclical trends on suppliers to this industry has been exacerbated by the tendency of manufacturers of data storage products to order components in excess of their needs during growth periods, followed by a sharp reduction in demand for components during periods of contraction. The Company's operating results have been adversely affected from time to time during storage industry slowdowns and could be materially adversely affected in the event of further slowdowns in this industry now or in the future. Although the Company is attempting to reduce its dependence on the storage industry, revenues attributable to this market represent a majority of its revenues, and the Company's dependence on the data storage industry is expected to continue or increase in the foreseeable future.

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

  International Operations

        The Company maintains international operations in Singapore, Mexico, and the Philippines. In September 1997, the Company announced a restructuring plan to streamline worldwide operations. As part of this restructuring, the Company is in the process of moving its volume manufacturing from Singapore to its lower-cost manufacturing facility in Cebu. The Singapore operations are intended to become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. In light of the continued relocating to offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including but not limited to imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars, and accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers or competitors should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. The Company's production employees at the Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 1999. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

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

        During the first quarter of 1998, due to the changing business dynamics of the data storage industry, many Original Equipment Manufacturers ("OEM") had higher inventories, reduced demand, and competitive pricing pressures. As a result, some of the OEMs began to change their methodology of inventory management. They began the move to a "build-to-order" or "pull" system of inventory management from the traditional "build-to-forecast" system of inventory management. Such a change in business dynamics results in reducing the Company's visibility for orders, which in turn reduces order backlog.

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

  Dependence on Key Employees

        The Company is highly dependent on its Chief Executive Officer, William
L. Healey, and each of the other principal members of its management team, the loss of whose services could have a material adverse effect upon the business and financial condition of the Company, as well as the ability of the Company to achieve its objectives. None of such persons has a formal employment contract with the Company. Principal members of management are entitled to severance benefits in certain circumstances in accordance with a Company severance plan. The Company is also dependent on other key personnel, and on its ability to continue to attract, retain and motivate highly skilled personnel. The competition for such employees is intense, and there can be no assurance that the Company will be successful in attracting, retaining or motivating key personnel or that personnel cost increases will not have an adverse effect on the Company's net income or results of operations.

 The Year 2000 issue

        The "Year 2000 issue" variously known as "Y2K issue" or the "Millennium Bug" arises out of the fact that many existing computer programs use only two digits to identify a year in the date field, and if uncorrected, would fail or create erroneous results by or at the Year 2000.

        Early in 1997, the Company evaluated the Y2K issue and its impact on the Company's operations. Currently, the Company uses IBM AS400 applications, which are not Y2K compliant, and various desktop applications, which are Y2K compliant.

        A project to implement the latest versions of the IBM AS400 applications was launched in late 1997. This project also addresses the Y2K issue. The project team consists of both dedicated resources and key functional participants. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The project is estimated to be completed by the middle of fiscal 1999 at a cost of approximately $750,000, most of which will be spent in the remaining quarters of the current fiscal year. Failure to complete this project as scheduled could cause disruption of the Company's operations.

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

PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits --- See exhibit index

(b) A current report on Form 8-K dated March 3, 1998, was filed reporting the appointment of Anthony R.W. Richardson to the position of Executive Vice President and Chief Operating Officer.

                                   SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SMARTFLEX SYSTEMS, INC.
                                                 (Registrant)




          May 12, 1998             By:  /s/ John W. Hohener
----------------------------          -----------------------------------
              Date                              John W. Hohener
                                        Vice President, Chief Financial
                                        Officer, and Duly Authorized Officer
                                             (Principal financial and
                                                accounting officer)

                                INDEX TO EXHIBITS

Exhibit
 Number                            Description
-------                            -----------
  27            Financial Data Schedule (filed electronically).