Form 10-Q
period 1998-06-27
SMARTFLEX SYSTEMS INC
filed 1998-08-10
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           -----------------------------------------------------------

                                    FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended               June 27, 1998
                                 --------------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ----------------------

                         Commission File Number: 0-26472
                                                 --------

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    [X]   Yes    [ ]   No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $.0025 par value - 6,431,470 shares as of July 29, 1998
--------------------------------------------------------------------------------



                                  Page 1 of 17
                            Exhibit Index on Page 17

                             SMARTFLEX SYSTEMS, INC.

                                      INDEX

                                                                                                    Page
                                                                                                   --------
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 1998                         3
         and December 31, 1997

        Condensed Consolidated Statements of Operations (Unaudited) for the three and                 4
            six months ended June 30, 1998 and June 30, 1997

        Consolidated Statements of Cash Flows for the six months ended
            June 30, 1998 and June 30, 1997                                                           5

        Notes to Unaudited Condensed Consolidated Financial Statements                                6

    Item 2.  Management's Discussion and Analysis of Financial Condition and                        7-14
                      Results of Operations

PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders                                     15

    Item 6.  Exhibits and Reports on Form 8-K                                                        15

SIGNATURES                                                                                           16

INDEX TO EXHIBITS                                                                                    17



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

PART I --- FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SMARTFLEX SYSTEMS, INC.
                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                               June 30,       December 31,
                                                                                 1998             1997
                                                                               --------         --------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                 $  1,697         $  2,069
     Short-term investments                                                      28,641           26,051
     Accounts receivable, net of allowance for doubtful accounts
        of $935 at June 30, 1998 and $1,384 at December 31, 1997                 13,779           19,252
     Inventories:
        Raw materials                                                             3,105            6,943
        Work-in-process                                                           1,841            2,725
        Finished goods                                                              795            2,432
                                                                               --------         --------
            Total inventories                                                     5,741           12,100
     Deferred income taxes                                                        3,541            3,541
     Prepaid expenses and other current assets                                    1,366            1,755
                                                                               --------         --------
            Total current assets                                                 54,765           64,768
Property and equipment, at cost:
     Machinery and equipment                                                     23,170           20,930
     Office furniture and equipment                                               3,807            3,148
     Leasehold improvements                                                       4,919            4,460
                                                                               --------         --------
                                                                                 31,896           28,538
     Less accumulated depreciation and amortization                             (14,225)         (12,260)
                                                                               --------         --------
            Total property and equipment                                         17,671           16,278
Deferred income taxes                                                               350              350
Other assets                                                                        801              510
                                                                               ========         ========
                                                                               $ 73,587         $ 81,906
                                                                               ========         ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable to related parties                                       $    137         $    533
     Accounts payable                                                             8,761           18,990
     Accrued compensation and related costs                                       1,772            1,569
     Accrued restructuring liabilities                                            2,517            3,923
     Other accrued liabilities                                                    7,949            5,050
     Current portion of notes payable                                               626            1,063
                                                                               --------         --------
            Total current liabilities                                            21,762           31,128
Long-term portion of notes payable                                                1,238            1,689
Stockholders' equity:
     Preferred stock, $.001 par value:
        Authorized shares -- 5,000,000
        Issued and outstanding -- none                                               --               --
     Common stock, $.0025 par value:
        Authorized shares -- 25,000,000
        Issued and outstanding shares -- 6,431,470 at June 30, 1998 and
            6,362,477 at December 31, 1997, respectively                             16               16
     Additional paid-in capital                                                  36,401           36,118
     Retained earnings                                                           14,170           12,955
                                                                               --------         --------
            Total stockholders' equity                                           50,587           49,089
                                                                               --------         --------
                                                                               $ 73,587         $ 81,906
                                                                               ========         ========


See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended June 30        Six Months Ended June 30
                                                      --------------------------        -------------------------
                                                        1998             1997             1998             1997
                                                      --------         --------         --------         --------
Net revenues                                          $ 27,037         $ 37,003         $ 64,042         $ 67,275
Cost of revenues                                        24,054           33,412           56,914           61,731
                                                      --------         --------         --------         --------
     Gross margin                                        2,983            3,591            7,128            5,544
Costs and expenses:
     Marketing and sales expense                           886              963            1,816            1,820
     General and administrative expense                  1,886            1,807            3,967            3,106
                                                      --------         --------         --------         --------
        Operating income                                   211              821            1,345              618
Interest income                                            221              251              484              527
Interest expense                                           (25)            (196)             (87)            (260)
Other income (expense)                                     171             (113)              98              (92)
                                                      --------         --------         --------         --------
Income before income taxes                                 578              763            1,840              793
Income tax provision                                       191              205              625                1
                                                      --------         --------         --------         --------
Net income                                            $    387         $    558         $  1,215         $    792
                                                      ========         ========         ========         ========

Net income per share:
        Basic                                         $   0.06         $   0.09         $   0.19         $   0.13
                                                      ========         ========         ========         ========
        Diluted                                       $   0.06         $   0.09         $   0.19         $   0.12
                                                      ========         ========         ========         ========

Shares used in computing net income per share:
        Basic                                            6,422            6,334            6,397            6,333
                                                      ========         ========         ========         ========
        Diluted                                          6,476            6,428            6,469            6,444
                                                      ========         ========         ========         ========



See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                1998             1997
                                                                              --------         --------
Cash flow from operating activities:
     Net income                                                               $  1,215         $    792
     Adjustments to reconcile net income to cash provided by (used in)
        operating activities:
        Depreciation and amortization                                            1,965            2,054
        Loss on sale of property and equipment                                      --              150
        Provision for doubtful accounts                                            165             (189)
        Provision for inventory obsolescence                                     1,941               34
        Other changes in operating assets and liabilities:
            Receivables                                                          5,308           (1,992)
            Inventories                                                          4,418           (3,669)
            Prepaid expenses and other assets                                       97               96
            Accounts payable to related parties                                   (396)          (1,315)
            Accrued restructuring cost                                          (1,406)              --
            Accounts payable and accrued expenses                               (7,125)           3,615
                                                                              --------         --------
                Net cash provided by (used in) operating activities              6,182             (492)

Cash flow from investing activities:
     Capital expenditures                                                       (3,358)          (7,593)
     Purchase of short-term investments                                         (2,590)          (7,978)
     Proceeds from the sale of short-term investments                               --           11,352
                                                                              --------         --------
                Net cash used in investing activities                           (5,948)          (4,219)

Cash flow from financing activities:
     Net proceeds from issuance of common stock                                    282              228
     Net borrowings on revolving line of credit                                     --            2,874
     (Repayments) borrowings on term loan                                         (888)           1,906
                                                                              --------         --------
                Net cash (used in) provided by financing activities               (606)           5,008
                                                                              --------         --------

Net (decrease) increase in cash                                                   (372)             297
Cash at beginning of period                                                      2,069            1,164
                                                                              --------         --------
Cash at end of period                                                         $  1,697         $  1,461
                                                                              ========         ========

Supplemental disclosures of cash flow information:
     Interest paid                                                            $     87         $    161
     Taxes paid                                                                    960              101



                            See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1998

Note (A) -- Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

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

Note (D) -- Credit Facility

         On September 26, 1997, the Company amended its bank credit facility ("facility") to provide for aggregate borrowings of $25.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at
 .125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1999. At June 30, 1998, there were no borrowings on the credit line and no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. The loan bears interest at the bank's reference rate plus .5% or, at the Company's option, LIBOR plus 2%. Principal and interest are payable monthly and the loan matures on March 30, 2001. At June 30, 1998, the outstanding balance of the term loan was approximately $1.9 million.

Note (E) -- Impact of newly issued pronouncement by the Financial Accounting
            Standards Board

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the six months ended June 30, 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS 130.

                             SMARTFLEX SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed in "Risk Factors," below, and the other information in this Form 10-Q.

OVERVIEW

          Smartflex is a technology leader in electronics manufacturing services. The Company specializes in developing and automating the precision assembly of comprehensive interconnect solutions, utilizing precision surface mount and direct chip attach technologies on multiple circuit substrates. The Company's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. Examples of flex assemblies used in non-HDD applications include read/write head assemblies in tape drives and removable personal storage products, and flex assemblies in miniaturized packaging for gene chips and fluid analyzers. Revenues from the HDD customers have represented the Company's predominant market. For the six months ended June 30, 1998, HDD revenues comprised 52.0% of total revenues, compared to 67.1% for the same period last year.

         During the first half of 1998, due to the changing business dynamics of the data storage industry, many Original Equipment Manufacturers ("OEM") had higher inventories, reduced demand, and competitive pricing pressures. As a result, some of the OEMs began to change their methodology of inventory management. They began the move to a "build-to-order" or "pull" system of inventory management from the traditional "build-to-forecast" system of inventory management. Such a change in business dynamics results in reducing the Company's visibility for orders, which in turn reduces order backlog.

         Net revenues in the second quarter of 1998 decreased 26.9% from the same period in the prior year and from the previous quarter of the current year. During the second quarter ended June 30, 1998, total unit shipments were approximately 566,000 units or 8.8% less than the first quarter of 1998 and approximately 1.8 million units or 43.2% more than the same period in 1997. Average selling prices ("ASP") decreased during this period from the comparable period in the prior year primarily due to component cost decreases passed through to customers in the form of lower prices and price decreases as a result of competitive pressures.

RESULTS OF OPERATIONS

Net Revenues

         Net revenues in the second quarter of 1998 decreased approximately $10 million or 26.9% both from the prior quarter of the current year and from the comparable period in the prior year. The decrease in the second quarter of 1998 is attributable to the uncertainty in the technology markets and continuing softness in demand in the data storage industry. This decrease in the second quarter more than offset an increase in net revenues of 22.2% in the first quarter of 1998 as compared to the first quarter of 1997, resulting in a decrease of 4.8% during first half of 1998 from the levels in the first half of the prior year. The increase in the first quarter of 1998 was attributable to the absence of component availability issues and customer shipment postponements, which had impacted net revenues in the first quarter of the prior year. Decreases in component costs, which were passed through to customers in the form of lower prices, and price decreases as a result of competitive pressures, also negatively impacted the revenues.

         During the first half of fiscal 1998, net revenues from non-HDD programs increased to 48.0% of total revenues from 32.9% during the same period in the prior year primarily due to increases in the removable storage programs.

         Export sales arise primarily from the shipment of assembled products to the international operations of U.S.-based customers as well as shipments to intermediary companies that also service these accounts. Total export sales decreased to 72.2% from 93.4% in the first quarter of 1998 and 88.0% in the second quarter in 1997. The decrease was due to reduced shipments in both the HDD and non-HDD applications.

Restructuring

         The Company restructured its worldwide operations in the third quarter of 1997, moving volume manufacturing from Singapore to the Company's lower-cost facility in Cebu. The Singapore operations have become the focal point of Smartflex business development and customer support in Asia as the Company's Far East Regional Services and Technology Center. The restructuring also included a reduction of manufacturing and other personnel from the Company's Tustin, California operations. As part of this restructuring, the Company provided for the following in the third quarter of 1997: $1.4 million for the write-off of inventories included in the cost of revenues, $3.5 million for the write-down of non-current assets and other expenses, $1.1 million for severance and other employee-related costs associated with the reduction in force, and approximately $500,000 towards a potential Singapore tax liability. During fiscal 1997 and to the end of June 1998, the Company had used approximately $2.3 million for the write-down of non-current assets and other expenses and has paid approximately $810,000 in severance and other employee-related costs. The Company expects to utilize the remaining portion of the restructuring expense provision in 1998. See "Risk Factors."

Gross Margins

         Gross margins as a percentage of net revenues were 11.0% and 9.7% for the second quarters of fiscal 1998 and 1997, respectively. Gross margins for the six month periods ended June 30, 1998 and 1997 were 11.1% and 8.2%, respectively. The increases were primarily due to a reduced cost structure resulting from the realignment of operations in the prior year and due to cost control measures put in place during the current year. In addition, the Company also benefited from favorable foreign currency exchange rates during the second quarter of the current year, as compared to the same period in the prior year.

Marketing and Sales Expense

         Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. These expenses remained flat at $1.8 million during the first six months of fiscal 1998 as compared to the same period in the prior year. Decreases in commissions, as a result of lower revenue, were offset somewhat by increased staffing within the sales organization and increased travel. As a percentage of net revenues, marketing and sales expenses increased to 2.8% for the first half of fiscal 1998, compared to 2.7% for the same period in fiscal 1997.

General and Administrative Expenses

         General and administrative ("G & A") expenses increased both as a percentage of net revenues, and in absolute dollars, for the first half ended June 30, 1998 compared to the same period in 1997. In absolute dollars G & A expenses were approximately $4.0 million in the first six months of fiscal 1998, an increase of approximately $861,000 from the G & A expenses in the first six months of fiscal 1997. As a percentage of net revenues, G & A expenses were 6.2% for the current year's first half, compared to 4.6% for the six months ended June 30, 1997. This increase was primarily due to provision for bad debts in the first half of fiscal 1998 compared to a reversal of bad debt expense during the same period in the prior year. The increase in G & A was also due to increased profit sharing expense accrual in the first half of 1998, compared to the first half of 1997, as well as due to the increase in information systems expense, a portion of which is allocated to G & A.

Interest Income

         Short-term investments, on average, were at a slightly reduced level during the first half of fiscal 1998 compared to the first half of fiscal 1997, resulting in a $43,000 decrease in interest income compared to the same period a year ago.

Income Taxes

         The Company's provision for income taxes was approximately $625,000 in the six months ended June 30, 1998, as compared to an income tax provision of $1,000 for the six months ended June 30, 1997. The Company's tax liability in the first half of the prior year was reduced due to domestic tax benefits resulting from a successful conclusion of the Internal Revenue Service examination and profits in foreign operations offset by domestic losses in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company's principal sources of liquidity included $30.3 million in cash and short-term investments, and $25.0 million in available borrowings under its bank credit facility ("facility"), net of borrowings under the term loan. On September 26, 1997, the facility was amended to provide for aggregate borrowings of $25.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at .125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 1999. At June 30, 1998, there were no borrowings on the credit line and no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. The loan bears interest at the bank's reference rate plus .5% or, at the Company's option, LIBOR plus 2%. Principal and interest are payable monthly and the loan matures on March 30, 2001. At June 30, 1998, the outstanding balance of the term loan was approximately $1.9 million.

         Short-term investments at June 30, 1998 totaled $28.6 million, and consisted primarily of holdings in municipal bonds, money market instruments, commercial paper and bankers' acceptances in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, increased $2.2 million for the six months ended June 30, 1998 as compared to the comparable period in the prior year, primarily due to increased collection of receivable balances during the first half of 1998 as compared to the first half of 1997. For all short-term investments at June 30, 1998, cost approximated fair market value.

         Over the six months ended June 30, 1998, inventory levels decreased $6.4 million. Inventory levels fluctuate directly with the volume of the Company's manufacturing; changes or significant fluctuations in market demands can cause fluctuations in inventory levels, which may result in changes in levels of inventory turns and liquidity. See "Risk Factors."

         During the six months ended June 30, 1998, the Company acquired $3.4 million in capital equipment and leasehold improvements, primarily for the expansion of its offshore manufacturing facilities.

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

                                  RISK FACTORS

  Important Factors Related to Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All information herein, which is not historic, and any inference from historic information concerning future periods, is a forward-looking statement. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, dependence upon a small number of customers and upon customers predominantly in the data storage industry, dependence upon export sales, the impact of conducting international operations, the transition of volume manufacturing operations from Singapore to the Philippines, efficient utilization of manufacturing facilities, potential interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, timely completion of the business systems implementation, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors, and all of the other material factors discussed above, under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations."

         The forward-looking statements included herein are based on current assumptions of management that the Company will continue to develop, market, manufacture and ship new products on a timely basis, that competitive conditions within the Company's market will not change materially or adversely, that demand for the Company's products and services will meet the Company's forecasts, that the market will accept the Company's new products and services, that the Company will retain existing key management personnel, that inventory risks due to shifts in market demand will be minimized, that the Company's forecasts will accurately anticipate market demand, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure, or other budgets, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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


 Dependence on the Data Storage Market

         The Company's principal market is the data storage industry, which is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize costs. The storage industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and contraction. The impact of cyclical trends on suppliers to this industry has been exacerbated by the tendency of manufacturers of data storage products to order components in excess of their needs during growth periods, followed by a sharp reduction in demand for components during periods of contraction. The Company's operating results have been adversely affected from time to time during storage industry slowdowns and could be materially adversely affected in the event of further slowdowns in this industry now or in the future. Although the Company is attempting to reduce its dependence on the storage industry, revenues attributable to this market represent a large majority of its revenues, and the Company's dependence on the data storage industry is expected to continue or increase in the foreseeable future.

 Customer Concentration

         The Company's customer base is highly concentrated. During fiscal 1997 and 1996, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 80% and 90% of net revenue, respectively. The Company expects that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, even one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

         Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex Solutions, Inc. ("ADFlex"), IBM, Mektec Corporation ("Mektec"), Texas Instruments, Inc. ("TI"), Silicon Systems, Inc. (a wholly owned subsidiary of TI), Toshiba America, Inc., and VTC, Inc. ADFlex is also one the Company's competitors. During fiscal 1997, 1996 and 1995, the Company purchased a majority of its flex components from either ADFlex or Mektec, and a majority of its integrated circuits from IBM, TI and VTC, Inc. Delivery problems relating to components purchased from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. The Company has experienced shortages of components in the recent past. For example, in the first quarter of 1997, the Company experienced a shortage of ceramic substrates for its COC program. During the second quarter of 1997 this issue was resolved since all three of the Company's ceramic substrate suppliers were able to reach their planned production goals. However, there can be no assurance that such shortages will not recur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

  International Operations

         The Company maintains international operations in Singapore, Mexico, and the Philippines. In September 1997, the Company announced a restructuring plan to streamline worldwide operations. As part of this restructuring, the Company moved its volume manufacturing from Singapore to its lower-cost manufacturing facility in Cebu. The Singapore operations have become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. In light of the continued relocating to offshore facilities on the part of certain of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including but not limited to imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars, and accordingly, whenever the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers or competitors increases, the resulting effective price increase of the Company's products to such foreign customers has resulted and would be expected to continue to result in decreased sales. The Company's production employees at the Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 1999. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

   Variability of Customer Requirements and Customer Financing

         The level and timing of orders placed by customers vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than three months in advance of requirements. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and incur other expenses in order to meet the anticipated demand of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production, which have placed an excessive burden on the Company's resources. Such customers' order fluctuations and deferrals have had an adverse effect on the Company's operating results in the past, and there can be no assurance that the Company will not experience such effects in the future. In addition, the Company incurs significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's principal customers were to become insolvent, or otherwise were to fail to pay for the services and materials provided by the Company, the Company's operating results and financial condition would be adversely affected.

         During the first half of 1998, due to the changing business dynamics of the data storage industry, many Original Equipment Manufacturers ("OEM") had higher inventories, reduced demand, and competitive pricing pressures. As a result, some of the OEMs began to change their methodology of inventory management. They began the move to a "build-to-order" or "pull" system of inventory management from the traditional "build-to-forecast" system of inventory management. Such a change in business dynamics results in reducing the Company's visibility for orders, which in turn reduces order backlog.

  Rapid Technological Change

         The Company and the Company's customer base each competes in markets that are characterized by rapid technological change and short product life cycles. In particular, the data storage, computer and communications markets are prone to rapid product obsolescence by new technologies. The flexible interconnect industry could experience future competition from new or emerging technologies that render existing technology less competitive or obsolete. The inability of the Company to develop technologies to meet the evolving market requirements of its customer base could have a material adverse effect on the Company's business, financial condition and results of operations, including the Company's ability to maintain its revenue base.

  Management of Growth

         The Company has experienced certain periods of rapid growth which has placed, and is expected to recurrently place, a significant strain on the Company's management, operational and financial resources. The Company expects that growth would require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company's ability to manage growth effectively, particularly given the increasingly international scope of its operations, will require it to continue to implement and improve its operational, financial and management information systems as well as to develop the management skills of its managers and supervisors and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's results of operations.

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

         A project to implement the latest versions of the IBM AS400 applications was launched in late 1997. This project also addresses the Y2K issue. The project team consists of both dedicated resources and key functional participants. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The project is estimated to be completed by the middle of fiscal 1999 at a cost of approximately $750,000, most of which will be spent in the current fiscal year. Failure to execute successfully and complete this project and each step thereof as scheduled could cause material disruption of the Company's operations and have material adverse impacts on its competitive posture, financial position and results of operations. Many of the Company's customers, suppliers and lenders have required the Company to provide assurances concerning the Company's Y2K issue, and any failure by the Company also could result in material demands or assertions of liability by such third parties or others.

         The Company is in the process of contacting its major external suppliers and customers to estimate compliance with the Y2K issue and is presently evaluating inputs received from these external relationships. Failure of any of the Company's major external suppliers and customers to appropriately and timely address the Y2K issue could cause material disruption of the Company's business and have material adverse impacts on the Company's results of operations.

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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on May 20, 1998. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, the number withheld or against, as the case may be, and the number of abstentions with respect to each matter. Both proposals were approved by the stockholders.

(a)  The stockholders approved the election of the Company's board of directors.

         DIRECTOR                FOR               WITHHELD            ABSTAINED
         --------                ---               --------            ---------
William L. Healey             5,278,055             61,010                ---
William E. Bendush            5,275,640             63,425                ---
Alan V. King                  5,277,355             61,710                ---
William A. Klein              5,291,240             47,825                ---
Gary E. Liebl                 5,292,355             46,710                ---


(b) The stockholders approved the appointment of Ernst & Young LLP as the auditors of the Company for the fiscal year ending December 31, 1998.

               FOR                        AGAINST                    ABSTAINED
               ---                        -------                    ---------
               5,313,288                  21,274                     4,503


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits --- See Exhibit Index.

(b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SMARTFLEX SYSTEMS, INC.
                                  (Registrant)




   August 10, 1998              By:           /s/ John W. Hohener
-------------------------           --------------------------------------------
        Date                                    John W. Hohener
                                    Vice President, Chief Financial Officer, and
                                               Duly Authorized Officer
                                    (Principal financial and accounting officer)

                                INDEX TO EXHIBITS





  Exhibit
  Number                             Description
------------       -------------------------------------------------------------


    27             Financial Data Schedule (filed electronically).