Form 10-Q
period 1998-09-26
SMARTFLEX SYSTEMS INC
filed 1998-11-09
CIK 946677

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                -------------------------------------------------

                                    FORM 10-Q

(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.


For the quarterly period ended        September 26, 1998
                               -------------------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934.

For the transition period from                      to
                               ---------------------   --------------------

                         Commission File Number:     0-26472
                                                 --------------

                             SMARTFLEX SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        33-0581151
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
organization)                                             Identification No.)

14312 Franklin Avenue, Tustin, California                      92781-2085
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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days       X  Yes        No
                                              ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, $.0025 par value - 6,431,470 shares as of October 30, 1998
--------------------------------------------------------------------------------

                                  Page 1 of 19
                            Exhibit Index on Page 19

                             SMARTFLEX SYSTEMS, INC.

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Condensed Consolidated Balance Sheets (Unaudited) as of September 30,
            1998 and December 31, 1997                                              3

        Condensed Consolidated Statements of Operations (Unaudited) for the
            three and nine months ended September 30, 1998 and September 30, 1997   4

        Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1998 and September 30, 1997                               5

        Notes to Unaudited Condensed Consolidated Financial Statements              6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                              8-16

PART II.  OTHER INFORMATION

    Item 5.  Other Information                                                     17

    Item 6.  Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                         18

INDEX TO EXHIBITS                                                                  19

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

PART I --- FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                             SMARTFLEX SYSTEMS, INC.
                Condensed Consolidated Balance Sheets (Unaudited)
                             (Dollars in thousands)

                                                                     September 30,    December 31,
                                                                          1998            1997
                                                                     ------------     ------------
                                             ASSETS
Current assets:
    Cash and cash equivalents                                          $  3,553         $  2,069
    Short-term investments                                               25,302           26,051
    Accounts receivable, net of allowance for doubtful accounts of $935 at September 30, 1998 and $1,384 at
       December 31, 1997                                                 14,194           19,252
    Inventories:
       Raw materials                                                      1,868            6,943
       Work-in-process                                                    1,924            2,725
       Finished goods                                                       908            2,432
                                                                       --------         --------
          Total inventories                                               4,700           12,100
    Deferred income taxes                                                 3,541            3,541
    Prepaid expenses and other current assets                             1,614            1,755
                                                                       --------         --------
          Total current assets                                           52,904           64,768
Property and equipment, at cost:
    Machinery and equipment                                              24,093           20,930
    Office furniture and equipment                                        4,164            3,148
    Leasehold improvements                                                4,920            4,460
                                                                       --------         --------
                                                                         33,177           28,538
    Less accumulated depreciation and amortization                      (15,816)         (12,260)
                                                                       --------         --------
          Total property and equipment                                   17,361           16,278
Deferred income taxes                                                       350              350
Other assets                                                                669              510
                                                                       --------         --------
                                                                       $ 71,284         $ 81,906
                                                                       ========         ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable to related parties                                $    177         $    533
    Accounts payable                                                      6,905           18,990
    Accrued compensation and related costs                                1,768            1,569
    Accrued restructuring liabilities                                     1,363            3,923
    Other accrued liabilities                                             8,654            5,050
    Current portion of notes payable                                        596            1,063
                                                                       --------         --------
          Total current liabilities                                      19,463           31,128
Long-term portion of notes payable                                        1,100            1,689
Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares -- 5,000,000
       Issued and outstanding - none                                         --               --
    Common stock, $.0025 par value:
       Authorized shares -- 25,000,000
       Issued and outstanding shares -- 6,431,470 at
          September 30, 1998 and 6,362,477 at
          December 31, 1997, respectively                                    16               16
    Additional paid-in capital                                           36,401           36,118
    Retained earnings                                                    14,304           12,955
                                                                       --------         --------
          Total stockholders' equity                                     50,721           49,089
                                                                       --------         --------
                                                                       $ 71,284         $ 81,906
                                                                       ========         ========

See accompanying notes.                    -3-

                             SMARTFLEX SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                         Three Months Ended             Nine Months Ended
                                            September 30                   September 30
                                       -----------------------       -----------------------
                                         1998           1997           1998           1997
                                       --------       --------       --------       --------
Net revenues                           $ 20,504       $ 28,010       $ 84,546       $ 95,285
Cost of revenues                         18,086         26,670         75,000         88,401
                                       --------       --------       --------       --------
    Gross margin                          2,418          1,340          9,546          6,884
Costs and expenses:
    Marketing and sales expense             898            812          2,714          2,632
    General and administrative
      expense                             1,646          1,932          5,613          5,038
    Restructuring expense                    --          6,500             --          6,500
                                       --------       --------       --------       --------
       Operating (loss) income             (126)        (7,904)         1,219         (7,286)
Interest income                             334            233            818            760
Interest expense                            (59)          (129)          (146)          (389)
Other income (expense)                       53            (67)           151           (159)
                                       --------       --------       --------       --------
Income (loss) before income taxes           202         (7,867)         2,042         (7,074)
Income tax provision (benefit)               68         (2,431)           694         (2,430)
                                       --------       --------       --------       --------
Net income                             $    134       $ (5,436)      $  1,348       $ (4,664)
                                       ========       ========       ========       ========

Net income per share:
       Basic                           $   0.02       $  (0.86)      $   0.21       $  (0.73)
                                       ========       ========       ========       ========
       Diluted                         $   0.02       $  (0.85)      $   0.21       $  (0.72)
                                       ========       ========       ========       ========

Shares used in computing net
  income per share:
       Basic                              6,431          6,338          6,408          6,334
                                       ========       ========       ========       ========
       Diluted                            6,464          6,424          6,462          6,436
                                       ========       ========       ========       ========


See accompanying notes.                    -4-

                                    SMARTFLEX SYSTEMS, INC.
                        Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                          (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                 1998           1997
                                                               --------       --------
Cash flow from operating activities:
    Net income (loss)                                          $  1,348       $ (4,644)
    Adjustments to reconcile net income (loss) to
      cash provided by (used in) operating activities:
       Depreciation and amortization                              3,672          3,104
       Loss on sale of property and equipment                        --            150
       Provision for doubtful accounts                              165           (189)
       Provision for inventory obsolescence                       2,252            564
       Deferred income taxes                                         --            (68)
       Other changes in operating assets and liabilities:
          Receivables                                             4,893          3,971
          Inventories                                             5,148         (2,385)
          Prepaid expenses and other assets                         (18)           161
          Accounts payable to related parties                      (356)        (1,698)
          Accrued restructuring cost                             (2,560)            --
          Accounts payable and accrued expenses                  (8,279)         1,412
                                                               --------       --------
                Net cash provided by (used in)
                  operating activities                            6,265            378

Cash flow from investing activities:
    Capital expenditures                                         (4,757)        (9,309)
    Purchase of short-term investments                             (614)       (12,036)
    Proceeds from the sale of short-term investments              1,363         15,180
                                                               --------       --------
                Net cash used in investing activities            (4,008)        (6,165)

Cash flow from financing activities:
    Net proceeds from issuance of common stock                      283            231
    Net borrowings on revolving line of credit                       --          4,939
    (Repayments) borrowings on term loan                         (1,056)         1,723
                                                               --------       --------
                Net cash (used in) provided by
                  financing activities                             (773)         6,893
                                                               --------       --------

Net (decrease) increase in cash                                   1,484          1,106
Cash at beginning of period                                       2,069          1,164
                                                               --------       --------
Cash at end of period                                          $  3,553       $  2,270
                                                               ========       ========

Supplemental disclosures of cash flow information:
    Interest paid                                              $    146       $    310
    Taxes paid                                                    1,315            101



See accompanying notes.                    -5-

                             SMARTFLEX SYSTEMS, INC.
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 1998

Note (A) -- Basis of Presentation
---------------------------------

        The accompanying unaudited condensed consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or "the Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1997.

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

Note (D) -- Credit Facility
---------------------------

        On October 1, 1998, the Company amended its bank credit facility ("facility") to provide for aggregate borrowings of $25.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at
 .125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 2000. At September 30, 1998, there were no borrowings on the credit line and no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. The loan bears interest at the bank's reference rate plus .5% or, at the Company's option, LIBOR plus 2%. Principal and interest are payable monthly and the loan matures on March 30, 2001. At September 30, 1998, the outstanding balance of the term loan was approximately $1.7 million. The facility additionally provides for a second unsecured term loan totaling $3.0 million for land and building commitments in relation to the Company's Monterrey Mexico facility. The loan bears interest at LIBOR plus 1.5%. Principal and interest are payable monthly and the loan matures five years after funding. At September 30, 1998, there was no borrowing against this term loan.

Note (E) -- Impact of newly issued pronouncement by the Financial Accounting
----------------------------------------------------------------------------
            Standards Board
            ---------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the nine months ended September 30, 1998 and 1997, the Company did not have any components of comprehensive income as defined in SFAS 130.

                             SMARTFLEX SYSTEMS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

        The following information includes forward-looking statements, such as all plans, intentions, projections, and beliefs, the realization of which may be impacted materially by certain important factors discussed in "Risk Factors," below, and the other information in this Form 10-Q. Therefore, investors are cautioned not to place undue reliance thereon or on historic information as an indication of future performance.

OVERVIEW

        Smartflex is a technology leader in electronics manufacturing services. The Company specializes in developing and automating the precision assembly of comprehensive interconnect solutions, utilizing precision surface mount and direct chip attach technologies on multiple circuit substrates. The Company's customer base includes hard disk drive ("HDD") and non-HDD manufacturers. Examples of flex assemblies used in non-HDD applications include read/write head assemblies in tape drives and removable personal storage products, and flex assemblies in miniaturized packaging for gene chips and fluid analyzers. Revenues from the HDD customers have represented the Company's predominant market. For the nine months ended September 30, 1998, HDD revenues comprised 48.8% of total revenues, compared to 61.1% for the same period last year.

        During the first nine months of 1998, due to the changing business dynamics of the data storage industry, many Original Equipment Manufacturers ("OEM") had higher inventories, reduced demand, and competitive pricing pressures. As a result, some of the OEMs began to change their methodology of inventory management. They began the move to a "build-to-order" or "pull" system of inventory management from the traditional "build-to-forecast" system of inventory management. Such a change in business dynamics results in reducing the Company's visibility for orders, which in turn reduces order backlog.

        Net revenues in the third quarter of 1998 decreased 26.8% from the same period in the prior year and they decreased 24.2% from the previous quarter of the current year. During the second quarter ended September 30, 1998, total unit shipments were approximately 2,101,000 units, or 35.68%, less than the second quarter of 1998 and approximately 430,000 units, or 10.2%, less than the same period in 1997. Average selling prices ("ASP") increased during this period from the previous quarter of the current year, as the product mix percentage of non-HDD to the total was higher. On average non-HDD products have historically had higher ASP's than the average of HDD products.


RESULTS OF OPERATIONS

Net Revenues

        Net revenues in the third quarter of 1998 decreased approximately $7.5 million or 26.8% from the comparable quarter in the prior year. Net revenues in the third quarter of 1998 decreased approximately $6.5 million or 24.2% from the previous quarter in the current year. The decrease in the third quarter of 1998 is believed attributable to the uncertainty in the technology markets and continuing softness in demand in the data storage industry. Net revenues for the first nine months of 1998 decreased approximately $10.7 million or 11.3% from the comparable nine months of 1997.

        During the first nine months of fiscal 1998, net revenues from non-HDD programs increased to 51.2% of total revenues from 38.9% during the same period in the prior year primarily due to increases in the removable and tape storage programs and a reduction in HDD programs.

        Export sales arise primarily from the shipment of assembled products to the international operations of U.S.-based customers as well as shipments to intermediary companies that also service these accounts. Total export sales were 73.1% in the third quarter of 1998, compared to 77.5% in the third quarter in 1997. The decrease was due to reduced shipments primarily in the HDD applications.

Restructuring

        The Company restructured its worldwide operations in the third quarter of 1997, moving volume manufacturing from Singapore to the Company's lower-cost facility in Cebu. The Singapore operations have become the focal point of Smartflex business development and customer support in Asia as the Company's Far East Regional Services and Technology Center. The restructuring also included a reduction of manufacturing and other personnel from the Company's Tustin, California operations. As part of this restructuring, the Company provided for the following in the third quarter of 1997: $1.4 million for the write-off of inventories included in the cost of revenues, $3.5 million for the write-down of non-current assets and other expenses, $1.1 million for severance and other employee-related costs associated with the reduction in force, and approximately $500,000 towards a potential Singapore tax liability. During fiscal 1997 and to the end of September 1998, the Company had used approximately $3.1 million for the write-down of non-current assets and other expenses and has paid approximately $993,000 in severance and other employee-related costs. The Company expects to utilize the remaining portion of the restructuring expense provision in 1998. See "Risk Factors."

Gross Margins

        Gross margins as a percentage of net revenues were 11.8% and 4.8% for the third quarters of fiscal 1998 and 1997, respectively. Gross margins for the nine month periods ended September 30, 1998 and 1997 were 11.3% and 7.2%, respectively. The increases were primarily due to a reduced cost structure resulting from the realignment of operations in the prior year and due to cost control measures put in place during the current year. In addition, the Company also benefited from favorable foreign currency exchange rates during the second and third quarters of the current year, as compared to the same two periods in the prior year.

Marketing and Sales Expense

        Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales, customer service, and new business development personnel, and sales commissions paid to direct sales personnel and sales representative organizations. These expenses increased slightly during the third quarter and for the first nine months of fiscal 1998 as compared to the same respective period in the prior year. Decreases in commissions, as a result of lower revenue, were offset somewhat by increased staffing within the sales and new business development organizations, and increased travel and advertising expense. As a percentage of net revenues, marketing and sales expenses increased to 3.2% for the first nine months of fiscal 1998, compared to 2.8% for the same period in fiscal 1997.

General and Administrative Expenses

        General and administrative ("G & A") expenses increased both as a percentage of net revenues, and in absolute dollars, for the nine months ended September 30, 1998 compared to the same period in 1997. In absolute dollars G & A expenses were approximately $5.6 million in the first nine months of fiscal 1998, an increase of approximately $575,000 from the G & A expenses in the first nine months of fiscal 1997. As a percentage of net revenues, G & A expenses were 6.6% for the current year's first nine months, compared to 5.3% for the nine months ended September 30, 1997. This increase was primarily due to provision for bad debts in the first half of fiscal 1998 compared to a reversal of bad debt expense during the same period in the prior year. The increase in G & A was also due to increased profit sharing expense accrual in the first half of 1998, compared to the first half of 1997, as well as due to the increase in information systems expense, a portion of which is allocated to G & A. This was offset by decreases in profit sharing expense and other spending controls in the third quarter of 1998, which resulted in a decrease of $286,000 compared to the third quarter of 1997.

Interest Income

        Short-term investments, on average, were at a slightly higher level during the first nine months of fiscal 1998 compared to the first half of fiscal 1997, resulting in a $58,000 increase in interest income compared to the same period a year ago.

Income Taxes

        The Company's provision for income taxes was approximately $694,000 in the nine months ended September 30, 1998, as compared to an income tax benefit of $2.4 million for the nine months ended September 30, 1997. The Company's restructuring in the third quarter of the prior year coupled with an operational loss in the same period allowed the Company to book the benefit.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1998, the Company's principal sources of liquidity included $28.9 million in cash and short-term investments, and $28.0 million in available borrowings under its bank credit facility ("facility"). On October 1, 1998, the facility was amended to provide for aggregate borrowings of $25.0 million under a revolving line of credit ("credit line"). Borrowings under the credit line include a sublimit for the issuance of up to $2.0 million in commercial or standby letters of credit for the purchase of inventory. Outstanding balances on the credit line bear interest at the bank's reference rate or, at the Company's option, LIBOR plus 1.5%, and unused portions of the credit line bear interest at .125% per annum. Interest is payable monthly and principal is payable at maturity on September 30, 2000. At September 30, 1998, there were no borrowings on the credit line and no letters of credit outstanding as of that date. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. The loan bears interest at the bank's reference rate plus .5% or, at the Company's option, LIBOR plus 2%. Principal and interest are payable monthly and the loan matures on March 30, 2001. At September 30, 1998, the outstanding balance of the term loan was approximately $1.7 million. The facility additionally provides for a second unsecured term loan totaling $3.0 million for land and building commitments in relation to the Company's Monterrey Mexico facility. The loan bears interest at LIBOR plus 1.5%. Principal and interest are payable monthly and the loan matures five years after funding. At September 30, 1998, there was no borrowing against this term loan.

        Short-term investments at September 30, 1998 totaled $25.3 million, and consisted primarily of holdings in municipal bonds, money market instruments, and commercial paper and bankers' acceptances in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, increased $749,000 as of September 30, 1998 as compared to December 31, 1997. For all short-term investments at September 30, 1998, cost approximated fair market value. Cash and cash equivalents increased $1.5 million over the nine-month period ended September 30, 1998.

        Over the nine months ended September 30, 1998, net inventory levels decreased $7.4 million. Inventory levels fluctuate directly with the volume of the Company's manufacturing; changes or significant fluctuations in market demands can cause fluctuations in inventory levels, which may result in changes in levels of inventory turns and liquidity. See "Risk Factors."

        During the nine months ended September 30, 1998, the Company acquired $4.8 million in capital equipment and leasehold improvements, primarily for the expansion of its offshore manufacturing facilities.

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


                                  RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

        This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All information herein, which is not historic, and any inference from historic information concerning future periods, is a forward-looking statement. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, dependence upon a small number of customers and upon customers predominantly in the data storage industry, dependence upon export sales, the impact of conducting international operations, international currency fluctuations, the transition of volume manufacturing operations from Singapore to the Philippines, efficient utilization of manufacturing facilities and financial resources, qualification of manufacturing processes, potential interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, the ability to retain and attract qualified personnel, timely completion of the business systems implementation, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors, the future financial, economic, competitive and market conditions and their potential direct or indirect effect, including cancellations of orders included in backlog, the integration and management of newly acquired entities or businesses, the ability to effectively identify, investigate, conclude, integrate and manage acquisitions and large scale projects, and all of the other material factors discussed above, under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations."

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

International Operations

        The Company maintains international operations in Singapore, Mexico, and the Philippines. In September 1997, the Company announced a restructuring plan to streamline worldwide operations. As part of this restructuring, the Company moved its volume manufacturing from Singapore to its lower-cost manufacturing facility in Cebu. The Singapore operations have become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. In light of the continued relocating to offshore facilities on the part of certain of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including but not limited to imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars, and accordingly, whenever the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers or competitors increases, the resulting effective price increase of the Company's products to such foreign customers has resulted and would be expected to continue to result in decreased sales. The Company's production employees at its Monterrey, Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 1999. While the Company believes that it has established good relationships with its labor force in Mexico, there can be no assurance that such relationships will continue in the future.

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

        During the first nine months of 1998, due to the changing business dynamics of the data storage industry, many Original Equipment Manufacturers ("OEM") had higher inventories, reduced demand, and competitive pricing pressures. As a result, some of the OEMs began to change their methodology of inventory management. They began the move to a "build-to-order" or "pull" system of inventory management from the traditional "build-to-forecast" system of inventory management. Such a change in business dynamics results in reducing the Company's visibility for orders, which in turn reduces order backlog.

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

Year 2000 Readiness Disclosure

        The "Year 2000 issue" variously known as "Y2K issue" or the "Millennium Bug" arises out of the fact that many existing computer programs use only two digits to identify a year in the date field, and if uncorrected, would fail or create erroneous results by or at the Year 2000.

        Early in 1997, the Company evaluated the Y2K issue and its impact on the Company's operations. Currently, the Company uses IBM AS400 applications, which are not Y2K compliant, and various desktop applications, which are Y2K compliant. So called "embedded systems" that may control manufacturing equipment and other fixtures and equipment, have been identified, and though minimal, have been determined to be Y2K compliant.

        A project to implement the latest versions of the IBM AS400 applications was launched in late 1997. This project also addresses the Y2K issue. The project team consists of both dedicated resources and key functional participants. The project consists of five main steps or phases: the first phase being an assessment of viable alternatives from commercially available applications; the second phase being the decision process of which application to secure; the third phase consists of configuring the system to run the Company's business; phase four will include training, testing and piloting all applications; and the final phase consisting of company wide implementation. The team identified, and the Company has committed to implement an enterprise application that is Y2K compliant. Maintenance or modification costs will be expenses as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company has completed phases one, two and three and is currently in the training process. All user functions have or will be going through training, and all requirements are being developed for immediate use upon implementation. The total project is estimated to be completed by the middle of fiscal 1999 at a cost of approximately $1,000,000, which will be spent throughout the duration of the project implementation. Cost to date has been approximately $440,000. Failure to execute successfully and complete this project and each step thereof as scheduled could cause material disruption of the Company's operations and have material adverse impacts on its competitive posture, financial position and results of operations. Many of the Company's customers, suppliers and lenders have required the Company to provide assurances concerning the Company's Y2K issue, and any failure by the Company also could result in material demands or assertions of liability by such third parties or others.

        The Company is in the process of contacting its major external suppliers, customers and other business partners to estimate their compliance with the Y2K issue and is presently evaluating inputs received from these external relationships. Failure of any of the Company's major external suppliers and customers to appropriately and timely address the Y2K issue could cause material disruption of the Company's business and have material adverse impacts on the Company's results of operations.

        The Company feels that it will successfully implement the Y2K compliant software, described above. However, a contingency plan is being developed if timely implementation is not achieved. The contingency plan will be completed by January 1, 1999.

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

PART II.  OTHER INFORMATION

Item 5. Other information

The Company announced on October 8, 1998 that it purchased all the outstanding stock of Logical Services Inc., of Santa Clara, California for $2.3 million in cash. Logical is a privately held electronic engineering, design and development company whose inception dates to 1973.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits --- See Exhibit Index.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             SMARTFLEX SYSTEMS, INC.
                             -----------------------
                                  (Registrant)




        November 6, 1998          By:                 /s/ John W. Hohener
---------------------------------      --------------------------------------------------
              Date                                      John W. Hohener
                                          Vice President, Chief Financial Officer, and
                                                    Duly Authorized Officer
                                          (Principal financial and accounting officer)

                                INDEX TO EXHIBITS





Exhibit
 Number                                 Description
----------      ----------------------------------------------------------------

   27           Financial Data Schedule (filed electronically).