Form 10-K405
period 1999-01-02
SMARTFLEX SYSTEMS INC
filed 1999-04-02
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            -------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED: JANUARY 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM N/A TO N/A

                         COMMISSION FILE NUMBER: 0-26472

                             SMARTFLEX SYSTEMS, INC.
                             -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            -------------------------

             DELAWARE                                 33-0581151
  (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

       14312 FRANKLIN AVENUE, P.O. BOX 2085, TUSTIN, CALIFORNIA 92781-2085
       -------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 18, 1999 (based on the last reported price of the Common Stock on the Nasdaq Stock Market on such date) was $18,903,784.

The number of shares outstanding of the registrant's Common Stock as of March 18, 1999 was 6,453,541

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, is incorporated by reference in this Form 10-K to the extent stated herein. The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 19, 1999, and to be filed with the Commission no later than April 19, 1999, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                             SMARTFLEX SYSTEMS, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
ITEM 1.   BUSINESS                                                            3

ITEM 2.   PROPERTIES                                                         20

ITEM 3.   LEGAL PROCEEDINGS                                                  20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS                                      21

ITEM 6.   SELECTED FINANCIAL DATA                                            21

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              21

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        21

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                              21

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 22

ITEM 11.  EXECUTIVE COMPENSATION                                             22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                   22

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     22

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                              23


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

                           DESCRIPTION OF THE COMPANY

        Smartflex Systems, Inc., ("Smartflex" or the "Company") is a technology leader in electronics manufacturing services. The Company provides a diverse range of services to customers to achieve their product realization needs. These services include product, Application Specific Integrated Circuits ("ASIC"), software and Radio Frequency ("RF") design; modeling, and package/enclosure management; and the precision assembly of comprehensive advanced interconnect solutions, utilizing precision surface mount and Direct-Chip-Attach ("DCA") technologies. Prototype through high volume manufacturing of electronic circuit board and box build services is provided through nine facilities worldwide for customers in the Americas, Europe and Asia. The Company believes it is a leading supplier of advanced surface mount technology ("SMT"), Chip-On-Flex ("COF"), and Flip-Chip-On-Flex ("FCOF") assemblies to the hard disk drive ("HDD") and non-HDD markets. The Company's principal HDD customers include International Business Machines Corporation ("IBM"), Samsung Electronics Company Ltd. ("Samsung"), Seagate Technology, Inc. ("Seagate") and Western Digital Corporation ("Western Digital"). The Company's principal non-HDD customers include Iomega Corporation ("Iomega"), Hewlett-Packard Company ("H-P"), and Quantum Corporation ("Quantum"). The Company's net revenues have grown from $31 million in fiscal 1991 to $146 million in fiscal 1996, and ending the fiscal year 1998 at $108 million.

        The Company's principal manufacturing services have consisted of product design and prototyping, materials procurement and management, high-volume automated assembly and subassembly test. Smartflex utilizes complex assembly techniques and believes it was one of the first to commercialize the COF and FCOF process technologies for the computer industry. COF and FCOF technologies, in which a bare silicon die (without the standard lead frame package) is mounted directly on substrate material, enable improved performance, a greater density of components and reduced size when compared with traditional assembly technologies. Smartflex had previously (before acquisitions, described below) served its customers from four locations, one in each of Tustin, California ("Tustin"); Singapore; Monterrey, Mexico ("Monterrey"); and Cebu, the Philippines ("Cebu").

        The Company recently began to diversify its customer base by expanding into additional markets. This expansion was achieved both internally and through acquisitions. Late in 1998 and into early 1999, the Company acquired Logical Services Incorporated, a design and engineering services firm; certain assets of the Methuen, Massachusetts division of EA Industries, now owned by Smartflex New England, Inc.; and certain assets of the Tanon subsidiary of EA Industries, now owned, collectively, by Smartflex Fremont, Inc. and Smartflex New Jersey Inc. It is believed that these acquisitions will provide a platform for diversification into the automotive, RF communications, and medical marketplaces. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to the Stockholders for the fiscal year ended December 31, 1998.

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

        With the Company's recent acquisitions it is now engaged in providing contract manufacturing services ranging from the design and assembly of printed circuit boards to the complete procurement, production, assembly, test and delivery of entire electronic products and systems.

                                    STRATEGY

        The Company's objective is to encompass all aspects of product realization, from design and engineering to prototyping and manufacturing. Also see "Risk Factors." The key elements of the Company's strategy are as follows:

Manufacturing Flexibility

        The Company focuses on providing a global diversified resource base for manufacturing flexibility to its customers, and operates prototype, low volume and automated, high volume production factories. The operations produce precision interconnect assemblies, hard boards, backplanes, and box builds. A key component of the flexibility is an integration of design expertise with engineering and prototyping. The Company believes that through these resources, it helps its customers reduce manufacturing costs and shorten delivery times, resulting in efficient time-to-volume production for rapidly evolving industries such as portable computer products, RF telecommunications, automotive and medical electronics.

Expand in Growing Market Segments

        Smartflex has applied the technology and processes it developed for the HDD industry to other storage devices, such as disk array storage systems, removable personal storage, tape drives and optical drives, other computer peripherals, scanners, portable computers and communications products. The Company expects that the technological characteristics of its precision assemblies will help accommodate the trend toward smaller, lighter and more powerful electronics products. The Company plans to increase revenues from these non-HDD products by following its traditional strategy of affiliating with leading OEMs in its target markets. The Company believes that with the product and market diversification achieved through recent acquisitions it will be able to accelerate its participation in these expanded market segments across multiple product lines.

Exploit Global Manufacturing Presence

        Smartflex currently has operations in California, New Jersey, Massachusetts, Singapore, Monterrey and Guadalajara, Mexico, and Cebu, Philippines. The Company believes its U.S. operations are strategically located for high mix regional support while the high volume factories in Mexico and the Philippines provide low cost, high volume international reach with ISO 9002 quality. The Company believes that its facilities in these diverse geographic locations enable it to better address its customers' objectives regarding cost, shipping location and frequency of interaction with manufacturing specialists, as well as local content requirements of end-market countries. For example, in the Company's flex-based precision business, the Tustin, California and Singapore facilities are designated as the Regional Technology and Services Centers for the regions they support (the Americas and Asia, respectively), providing state-of-the-art prototype and low-volume production capabilities, while, the Monterrey and Cebu facilities serve as major volume production facilities in the Americas and Asia, respectively.

Continual Process Improvement

        The Company has traditionally focused on providing precision manufacturing of high-volume precision assemblies on a turnkey basis. This process involves the exact placement of miniaturized components on rigid and flexible circuit boards and requires the design and effective implementation of fine tooling, extensive automation and advanced vision systems capable of reliable, high-volume throughput, and sophisticated semiconductor test capabilities. The Company believes that focusing on precision, high-volume requirements allows it to maximize value to the customer while achieving optimum utilization of its equipment and facilities.

        Before a single product is approved for production, it undergoes a comprehensive series of tests, including failure mode defects analysis (FMDA) to fully functional subsystem testing, with products being examined to verify design readiness, quality standards compliance, and performance criteria. The Company's goal is to help the customer devise new procedures to certify quality standards of visionary, next generation products, assemblies, components, and manufacturing technologies. Also see "Patents."

                             MANUFACTURING SERVICES

        The Company's manufacturing services consist of design, procurement, assembly and test.

        Design--Working interactively, Smartflex customers are assured that every part of the process is focused on meeting market windows. The Company utilizes a process, referred to as "Synchronized Manufacturing" in the product introduction procedure, which emphasizes discipline at the start of design. It begins with a unique, cross-functional planning process and extends through every step of highly disciplined program management, to volume production. The Company believes that the real-time integration between design and manufacturing makes certain that optimal recommendations are relayed directly to its customer's designers for quick approval or modification. This interdisciplinary approach also relies on supply chain and resource management controls to integrate all aspects of the process.

        The Company believes that customers rely on them for flexibility in hardware and software design, RF design and test simulation, and conversion of schematics and code into products with reliable functionality testing in real-world environments.

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

        Assembly--To validate a design's manufacturability and to accelerate new product development, the Company offers multiple levels of service, including
(1) circuit design verification and testing, (2) value engineering to improve yields, reliability and cost, (3) quick turn prototyping, and (4) pre-production to optimize the ramp-to-volume.

        The Company has historically been centered on precision assembly involving the exact placement of miniaturized components on multiple substrate types. The Company's current assembly techniques are highly automated and based almost exclusively on advanced SMT and Direct-Chip-Attach ("DCA"). SMT is a method of affixing electronic components, including integrated circuits, onto the surface of the substrate. Components mounted in SMT assemblies can be of relatively small size due to the use of fine lead-to-lead spacings ("pitch"), which currently can be as small as 4 millimeters. The Company's SMT assembly process has become increasingly complex because of these smaller dimensions and tighter tolerances, and accordingly requires the use of expensive automated assembly equipment and engineering expertise.

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

        High-performance, high-capacity HDDs were the first products to benefit from the use of COF assemblies. COF enables improved product performance while simultaneously producing a much smaller design. This is particularly beneficial for magnetoresistive ("MR") head technology, which requires twice as many leads to the head as do competitive head technologies.

        COF has enjoyed significant customer acceptance. The Company has increased its shipments of assemblies that include COF to more than 300,000 units, on average, per week. COF assemblies have been manufactured in volume for certain of the Company's customers, including IBM, Seagate, and Western Digital. Assemblies incorporating COF technology accounted for approximately 45%, 50%, and 44% of net revenues in fiscal 1998, 1997, and 1996, respectively.

        As electronic designs require increasingly smaller circuitry, the attachment of integrated circuits to flex substrates is expected to require greater precision. The Company has invested in the development of advanced integrated circuit assembly technologies that offer higher precision and thus greater component densities. Also see "Risk Factors."

        The Company also utilizes the Chip-On-Ceramic ("COC") assembly process in which one or more semiconductor die(s) without the standard lead frame package is/are attached directly on to ceramic substrates.

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

        Test--Following prototyping and pre-production, production testing becomes central. The Company's quality assurance processes range from environmental stress to thermal property analysis, to in-circuit, x-ray, and full parametric testing. Software debugging is also incorporated to ensure unhindered ramp to production.

        Using sophisticated integrated circuit test systems, the Company tests complex assemblies in order to assure that each assembly performs to customer specifications. This is especially important in DCA technologies, because the Company is essentially performing the final test of integrated circuits, a process that is normally performed by the integrated circuit component supplier. Also, the Company's investment in manufacturing defect analyzers enables customers to specify a range of test options to meet their needs.

                     INTERNATIONAL MANUFACTURING CAPABILITY

        The Company presently serves its major markets from nine design, manufacturing, and service facilities strategically located to support both U.S. and international markets. In 1997, the Company realigned its flex-based operations such that the California and Singapore facilities, where most of the customer design activities take place, would operate as Regional Technology and Services Centers, offering development, engineering and quick-turn manufacturing capabilities to the two regions they support, namely, the Americas and Asia. As soon as a customer's product is established in the marketplace and volume production begins, the Company transfers manufacturing from Tustin and Singapore to one of its international volume manufacturing facilities, located in Monterrey, or Cebu.

        The Company's state-of-the-art facilities in Monterrey and Cebu, serve as high-volume, lower-cost manufacturing centers supporting the Americas and Asia. The Monterrey facility, with approximately 65,000 square feet of manufacturing space, is capable of producing over 400,000 interconnect assemblies per week. Similarly, the Cebu facility, with approximately 45,000 square feet of manufacturing space, is capable of producing 350,000 interconnect assemblies per week.

        As a result of the Company's recent acquisitions, additional manufacturing capability has been added in the United States. The Company's New England location is approximately 35,000 square feet providing high-mix electronic contract manufacturing assembly and test services for a wide range of products, in support of telecommunications, medical, automotive, and aerospace markets. The Company's Fremont and New Jersey locations will be approximately 50,000 square feet each (after appropriate sizing) providing contract manufacturing services, for quick turn, prototype, and high-mix, intermediate volume products to the telecommunications, industrial controls, performance printing, and medical marketplaces. Also see "Risk Factors."

                                     MARKETS

        To date, the rapid advance of technology in HDDs has driven the market for precision flex assemblies. High-performance flex assemblies have found the most significant application in the small form factor (3.5" and smaller), high-capacity portion of the HDD market. The Company believes that COF and FCOF technology are the predominant interconnect technologies in this portion of the HDD market. Also see "Risk Factors."

        Intense competition, relatively short product life cycles and rapid technological change have characterized the HDD market in the recent past. As a result, HDD manufacturers have been forced to aggressively pursue technologies, which improve performance and cost. The Company has focused its efforts to meet the needs of this demanding market. The Company is a leading supplier of automated fine-pitch SMT flex assemblies and was one of the first to commercialize the COF process as an enabling technology for high-end drives. The Company is able to manufacture advanced flex assemblies at low cost due to high manufacturing yields and the spread of the high capital costs necessary to perform high-volume, precision manufacturing of these assemblies across a large number of units. Also see "Risk Factors."

        At the end of 1997, the Company changed the way it classifies its markets. The removable storage business, which was previously reported as HDD business, will be reported as non-HDD business, combined with the tape and optical storage business. Under this modified method of reporting, the Company's HDD business represented 44%, 55%, and 50% of net revenues in fiscal 1998, 1997, and 1996, respectively. In addition, sales to the HDD market have generally been concentrated among a few large customers, including IBM, Maxtor Corporation, Samsung, Seagate and Western Digital.

        The Company's core business primarily manufactures advanced flexible assemblies for products with high-storage capacities. The Company's flex assemblies' incorporate SMT techniques, and also utilize COF processes for the highest capacity markets, particularly in drives incorporating emerging MR head technology.

        Through the Company's recent acquisitions it has expanded its contract electronic manufacturing services ranging from the assembly of printed circuit boards to complete fulfillment, production, assembly, test, and delivery of entire electronic products and systems. The new markets served include micro, mini and mainframe computers, computer peripheral equipment, high quality graphic equipment, and office equipment, medical, automotive, telecommunications, and industrial products.

        Smartflex is qualified to manage the special certification procedures required by U.S. and international standards and regulatory authorities. In the field of telecommunications, the Company has knowledge in conformance testing for FCC, European Union, and worldwide EMI/EMC qualifications to help streamline approvals and ensure on-time new product introductions. Shortened approval times are also afforded on medical products as the company has in-depth expertise with FDA's QSR and CGMP requirements.

The following table lists the markets served by the Company, describes the function of the corresponding assembly/service supplied by the Company to each market and lists representative customers for each market.

APPLICATION SEGMENT           ASSEMBLY/SERVICE FUNCTION        REPRESENTATIVE CUSTOMERS
-------------------           -------------------------        ------------------------
Hard Disk Drives              Read/write head assemblies on    IBM, Samsung, Seagate,
                              flexible substrate ("F.S.")      Western Digital

Removable Storage             Read/write head assemblies       Iomega
                              on F.S.

Disk Arrays                   SCSI interface assemblies        H-P, Sequent Computer
                              on F.S.                          Xyratex

Optical Drives                RF/Laser optics and carriage     H-P
                              assemblies on F.S.

Tape Drives                   Head preamp assemblies on F.S.   Quantum

Scanners                      Charge-coupled device (CCD)      H-P
                              control assemblies on F.S.

Printers                      Printhead  assemblies  on F.S.   Topaz, Rastergraphics,
                              backplanes, electromechanical    Iris Graphics
                              sub-assemblies, circuit boards,
                              box build

Communications,                 Headset interconnect assemblies,           Motorola, Plantronics,
data communications             cellular battery and control panel         Hughes Network, VC.com
telecommunications              assemblies on F.S., fulfillment, box       Sierra Comm, Mitec, Rascom
                                builds, ISDN headset, design               P-Comm, Teledex, C.P.I.

Biomedical                      DNA analyzer cartridge on F.S.             Nanogen

Medical                         Design, circuit boards                     Vidamed, PhorMax,
                                                                           Eclipse, Radionics,
                                                                           Hybricon, Instr. Labs

Aerospace/Nuclear/Military      Avionics, box builds, control panels       GE Nuclear, Kollsman

Automotive                      Circuit Boards                             Textron

Industrial/Commercial Controls  Circuit Boards,  end product, box builds   Jandy

Portable Computing              Design                                     Micron


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

Limited Independent Operating History

        The Company was incorporated in September 1993 to acquire all of the assets and business of Smartflex Systems, which was founded in November 1985 as a general partnership (the "Smartflex Partnership") jointly owned by Silicon Systems, Inc. ("Silicon Systems"), a supplier of mixed signal integrated circuits to the HDD market, and Rogers Corporation ("Rogers"), a supplier of flex circuits to the HDD market. Until its acquisition by the Company, the Smartflex Partnership was provided with financial assistance and significant support in sales and personnel functions by Silicon Systems and Rogers. Although the business of the Company has been in existence since November 1985, the Company has only a limited history as an independent operating company, and there can be no assurance that the Company will not experience problems associated with young, growing companies. Although the Company operated profitably from 1990 through 1996 and 1998, it experienced operating losses in fiscal 1997. There can be no assurance that the Company will be able to achieve or improve its profitability in future periods. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

Substantial Fluctuations in Future Operating Results

        The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. All products manufactured by the Company are custom designed and assembled for a specific customer's requirement in anticipation of the receipt of volume production orders from that customer, which may not always materialize. The Company typically incurs significant start-up costs in the production of a particular product, which costs are expensed as incurred. Accordingly, the Company's level of experience in manufacturing a particular product and its efficiency in minimizing start-up costs will affect the Company's operating results during the periods in which production begins and ramp-up occurs. The efficiencies of the Company in managing inventories and fixed assets, shortages of components or labor, the degree of automation used in the assembly process, fluctuations in material costs and the mix of materials, labor, manufacturing and overhead costs are also significant factors affecting annual and quarterly operating results. Other factors contributing to fluctuations in the Company's operating results include price competition, the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, customer product delivery requirements and the range of services provided. In addition, the amount and timing of orders placed by a customer may vary due to a number of factors, including inventory balancing, changes in manufacturing strategy and variation in product demand attributable to, among other things, product life cycles, competitive factors and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998. Also see "Competition."

        The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of bookings received during the quarter, which are difficult to forecast. The short lead-time for the Company's backlog also affects its ability to accurately plan production and inventory levels. In addition, a significant portion of the Company's operating expenses are relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending by a sufficient amount or quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

Dependence on Hard Disk Drive Industry

        The Company's principal market has been the HDD industry, which is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize costs. The HDD industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and contraction. The impact of cyclical trends on suppliers to this industry has been exacerbated by the tendency of HDD manufacturers to order components in excess of their needs during growth periods, followed by a sharp reduction in demand for components during periods of contraction. The Company's operating results have been adversely affected from time to time during HDD industry slowdowns and could be materially adversely affected in the event of significant slowdowns in this industry now or in the future. Although the Company is attempting to reduce its dependence on the HDD industry, the Company expects revenues attributable to this market to continue to represent a majority of its revenues for the foreseeable future. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998 and "Markets."

Customer Concentration

        The Company's customer base is highly concentrated. During fiscal 1998 and 1997, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 94% and 90% of net revenue, respectively. Although the Company is attempting to reduce its dependence on a limited number of customers, the Company expects that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

        Some of the assemblies manufactured by the Company require one or more components that are ordered from, or which may be available from, only one source or a limited number of sources. In particular, the Company relies on the timely supply of components from ADFlex Solutions, Inc. ("ADFlex"), IBM, Mektec Corporation ("Mektec"), Texas Instruments, Inc. ("TI"), Silicon Systems, Inc. (a wholly owned subsidiary of TI), and VTC, Inc. ADFlex is also one the Company's competitors. During fiscal 1998, 1997 and 1996, the Company purchased a majority of its flex components from either ADFlex or Mektec, a majority of its integrated circuits from IBM, TI and VTC, Inc. Delivery problems relating to components purchased and from any one of these or the Company's other key suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate components among their customers in response to supply shortages. In some cases, supply shortages will substantially curtail production of all assemblies using a particular component. In addition, at various times there have been industry-wide shortages of electronic components, such as servo or read/write circuits. The Company has experienced shortages of components in the recent past. For example, in the first quarter of 1997, the Company experienced a shortage of ceramic substrates for its COC program. During the second quarter of 1997 this issue was resolved since all three of the Company's ceramic substrate suppliers were able to reach their planned production goals. However, there can be no assurance that such shortages will not recur in the future. Any such shortages could have a material adverse effect on the Company's operating results. Also see "Manufacturing Services" and "Competition."

International Operations

        The Company maintains international operations in Singapore, Mexico, and the Philippines. In September 1997, the Company announced a restructuring plan to streamline worldwide operations. As part of this restructuring, the Company is in the process of moving its volume manufacturing from Singapore to its lower-cost manufacturing facility in Cebu. The Singapore operations are intended to become the focal point of Smartflex customer support in Asia as the Company's Far East Regional Services and Technology Center. In light of the continued growth of offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas through internal growth, acquisitions, or a combination of both. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including but not limited to imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars, and accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers or competitors should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. The Company's production employees at the Monterrey, Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 2000. While the Company believes that it has established good relationships with its labor force in Monterrey, there can be no assurance that such relationships will continue in the future.

Variability of Customer Requirements and Customer Financing

        The level and timing of orders placed by customers vary due to the customers' attempts to balance their inventory, changes in customers' manufacturing strategies and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm production schedules for more than three months in advance of requirements. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and optimize utilization of manufacturing capacity. In the past, the Company has been required to increase staffing and incur other expenses in order to meet the anticipated demand of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production which have placed an excessive burden on the Company's resources. Such customers' order fluctuations and deferrals have had an adverse effect on the Company's operating results in the past, and there can be no assurance that the Company will not experience such effects in the future. In addition, the Company incurs significant accounts receivable in connection with providing manufacturing services to its customers. If one or more of the Company's principal customers were to become insolvent, or otherwise were to fail to pay for the services and materials provided by the Company, the Company's operating results and financial condition would be adversely affected. Also see "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

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

Integration of Acquisitions

        Effective October 1998, the Company made its first acquisition, and has since made a total of three acquisitions through March 1999. The Company believes that these acquisitions are an integral part of its diversification strategy for both markets and customers. The Company's ability to effectively integrate these acquisitions and control the costs associated with the integration will be key to its future success. The Company's failure to effectively manage these acquisitions could have a material adverse effect on the Company's results of operations. Also see "Management."

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

Control by Existing Stockholders

        The Company's officers, directors and existing holders of more than 5% of the Company's Common Stock, in the aggregate, own beneficially approximately 54% of the outstanding Common Stock as of March 18, 1999 including shares subject to presently exercisable options or options that become exercisable within 60 days of March 18, 1999. As a result, any substantial portion of these stockholders, acting together, are able to effectively control most matters requiring approval by the stockholders of the Company. Approximately 18% of the

Company's Common Stock is held by TDK U.S.A. Corporation ("TDK"), which holds the shares formerly owned by Silicon Systems, Inc.

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

                           SALES AND CUSTOMER SUPPORT

        The Company uses both field sales personnel and internal customer service and marketing support personnel to facilitate its sales efforts. As of December 31, 1998, the Company employed 37 sales, support and marketing personnel. In addition, the Company has agreements with 15 sales representatives who are assigned geographic territories within North America. The sales activities of these representatives are managed by the Company's regional sales managers, who also have some key direct account responsibilities. The Company also uses sales representatives in Europe and Asia whose activities are managed from the Company's Tustin headquarters.

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

                                     BACKLOG

        The Company's backlog was approximately $21 million and $53 million at December 31, 1998 and 1997, respectively. The 1998 backlog numbers do not include the go-forward business of Smartflex Fremont and Smartflex New Jersey, estimated at $22 million at the time of the Company's purchase. The Company does not have any long-term agreements with its customers that require the customers to purchase products. Backlog consists of purchase orders received by the Company for shipment within up to 180 days. Because customer orders generally require shipment within the following 90 days and may be rescheduled or canceled by the customer, the Company does not believe that backlog is a meaningful predictor of future revenue performance.

                                     PATENTS

        The Company does not have, nor does it generally intend to apply for, patent protection on any aspect of its technology. The Company believes that patents require public disclosure of information that may otherwise be subject to trade secret protection. The Company's reliance upon protection of some of its technology as "trade secrets" will not necessarily protect the Company from the use by other persons of its technology. No assurances can be made that the Company will be able to maintain the confidentiality of its technology, dissemination of which could have a materially adverse effect on the Company's business. Also see "Risk Factors."

                             ENVIRONMENTAL CONCERNS

        In the past, electronic assembly specialists have typically used chlorofluorocarbon ("CFC") cleaners, which are believed to contribute to depletion of the ozone layer in the atmosphere. In 1992, the Company developed an internal aqueous cleaning process which has completely eliminated the use of CFC-based chemicals in its facilities worldwide.

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

                                   COMPETITION

        The Company operates in a highly competitive industry and competes against several domestic and foreign providers of electronics manufacturing services. The principal competitors in the high-end segment of the flex assembly market include Solectron Corporation, Parlex Corporation and ADFlex Solutions, Inc. The Company also faces competition from the manufacturing operations of its current and potential OEM customers, which the Company believes continue to evaluate the merits of manufacturing flex assemblies internally, and from offshore contract manufacturers, which, because of their lower labor rates, enjoy a comparative advantage over the Company with respect to labor-intensive, high-volume production. The Company has also experienced competition from head stack assemblers, who primarily assemble products that attach to flex assemblies. The Company expects to encounter future competition from other large electronics manufacturers that currently provide or may begin to provide contract-manufacturing services. A number of the Company's competitors have substantially greater manufacturing, financial, technical, marketing and other resources, and offer a broader line of services, than does the Company. In addition, many of the Company's competitors have a broader scope and presence of operations on a worldwide basis.

        Significant competitive factors in the high-end flexible assembly market include quality, price, responsiveness, the ability to manufacture fine-pitch assemblies in volume, and test capabilities. While the Company believes that it currently competes favorably with respect to these factors, there can be no assurance that the Company will be able to continue to do so in the future. The trend toward increasingly shorter product life cycles, particularly in the HDD industry, is expected to result in more intense competition as each new customer program is generally open to bidding by the Company and its competitors. Furthermore, the Company is often only one of two or more contract manufacturers supplying a particular customer requirement and is, therefore ,subject to continuing competition on existing programs. In order to remain competitive, the Company must continually provide timely technologically advanced manufacturing services, ensure the quality of its products and compete favorably with respect to price. If the Company were to fail to compete favorably with respect to the principal competitive factors in its industry, the Company's business and operating results would be adversely affected.

        In relation to the Company's recent acquisitions competitors include numerous domestic and offshore contract manufacturers as well as the in-house manufacturing capabilities of certain of its existing and potential customers. A number of these competitors have substantially greater manufacturing, financial, technical, marketing and other resources, and offer a broader line of services, than does the Company. In addition, many of the Company's competitors have a broader scope and presence of operations on a worldwide basis.

                                 YEAR 2000 ISSUE

        The "Year 2000 issue," also known as "Y2K issue" or the "Millennium Bug," arises out of the fact that many existing computer programs and other devices use only two digits to identify a year in the date field and, if uncorrected, would fail or create erroneous results as a result of the Year 2000.

        Early in 1997, the Company evaluated the Y2K issue and its impact on the Company's operations. Currently, the Company uses certain IBM AS400 applications, which are not Y2K compliant, and various desktop applications, which are Y2K compliant. So-called "embedded systems," that control certain manufacturing equipment and other fixtures and equipment, have been identified and have been determined to be Y2K compliant.

        A project to implement the latest versions of the IBM AS400 applications was launched in late 1997. This project also addresses the Y2K issue. The project team consists of both dedicated resources and key functional participants. The project consists of five main steps or phases: the first phase consisting of an assessment of viable alternatives from commercially available applications; the second phase being the decision process as for which applications to obtain; the third phase consisting of configuring the system to run the Company's business; phase four being training, testing and piloting of all applications; and the final phase consisting of Company-wide implementation. The team has identified, and the Company has committed to implement, an enterprise application that is Y2K compliant. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company has completed phases one, two and three and is currently in the training process. All user functions have or will be going through training, and all requirements are being developed for immediate use upon implementation. The total project is estimated to be completed by the middle of fiscal 1999 at a cost of approximately $1,000,000, which has been or will be spent throughout the duration of the project implementation. Costs to December 31, 1998 have been approximately $700,000. Failure to execute successfully and complete this project and each step thereof as scheduled could cause material disruption of the Company's operations and have material adverse impacts on its competitive posture, financial position and results of operations. Many of the Company's customers, suppliers and lenders have required the Company to provide assurances concerning the Company's Y2K issue, and any failure by or affecting the Company in regard to those assurances could result in material demands or assertions of liability by such third parties or others.

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

        The Company feels that it will successfully implement the Y2K compliant applications, described above. However, a contingency plan has been developed for the possibility that timely and successful implementation is not achieved. The contingency plan is primarily to continue the implementation of the new application and continue to use the Company's existing applications and manually manipulate due dates until the implementation has been completed.

                                    PERSONNEL

        As of December 31, 1998 the Company had a total of 1,653 employees, including 1,426 in manufacturing and operations support, 104 in engineering, 37 in marketing, sales and program management and 86 in administration. The Company considers its relations with employees to be good. The Company's employees at its Monterrey facility are represented by a labor union and are covered by a collective bargaining agreement that is subject to annual revision under Mexican law.

                                   MANAGEMENT

        The executive officers and key employees of the Company are as follows:

        NAME                      AGE    POSITION
        ----                      ---    --------
EXECUTIVE OFFICERS
William L. Healey                 54     President, Chief Executive Officer and
                                         Chairman of the Board of Directors
Anthony R.W. Richardson           54     Executive Vice President and
                                         Chief Operating Officer
John W. Hohener                   43     Vice President, Chief Financial Officer and
                                         Treasurer
Richard D. Bell                   54     Vice President of Worldwide Sales
James C. Cogan                    59     Vice President and General Manager of
                                         EMS Business Unit
Christopher J. Rollison           40     Vice President and General Manager of
                                         Advanced Interconnect Business Unit
KEY EMPLOYEES
Marilyn A. Gosz                   50     Vice President of Marketing
Cheryl L. Moreno                  43     Vice President of Human Resources
Joe L. Pendergrass                44     Director of Logistics and
                                         Information Technology
Hal  Schoenberg                   46     Director of  Quality Assurance
Robert W. Ulrickson               61     President, Logical Services Incorporated

EXECUTIVE OFFICERS

        William L. Healey has served as President and Chief Executive Officer of the Company since July 1989, and as a director since its incorporation in September 1993. In January 1996, Mr. Healey was elected Chairman of the Board. Prior to joining Smartflex, Mr. Healey worked at Silicon Systems, Inc. ("Silicon Systems"), a principal supplier of mixed signal integrated circuits to the Company. While employed by Silicon Systems, Mr. Healey was responsible for all manufacturing operations in California and Singapore, and held several senior executive positions, including Senior Vice President of Operations, Vice President of Manufacturing and Director of Wafer Fabrication Operations. Mr. Healey also sits on the Board of Director of Publicly held Sypris Solutions Inc., a diversified provider of specialized industrial products and technical services.

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

        Richard D. Bell joined Smartflex in January 1987, and has served as Vice President of Worldwide Sales since June 1998. From March 1993 to June 1998, Mr. Bell was Vice President of Marketing and Sales. Prior to joining Smartflex, Mr. Bell spent nine years in senior technical marketing and sales management positions with Scientific-Atlanta, Inc., a manufacturer of communications and electronics equipment, and Rogers Corporation. Mr. Bell served as a member of the Board of Directors during September and October 1993.

        James C. Cogan has served as Vice President and General Manager of the Company's EMS Business Unit since February 1999. Prior to joining Smartflex, Mr. Cogan spent twenty years in senior management roles with Tanon Manufacturing, General Parametics Corporation, Wicat Systems and Datapoint Corporation. Mr. Cogan's previous positions have included President of the West Coast Division of Tanon Manufacturing, Chief Operating Officer and Senior Vice President of General Parametrics Corporation, Vice President and General Manager of Wicat Systems and Vice President and General Manager of Datapoint Corporation.

        Christopher J. Rollison has served as Vice President and General Manager of Advanced Interconnect Business Unit since February 1999 and has served as Vice President of Operations since July 1995. Mr. Rollison joined Smartflex at its inception in August 1985 as a senior process engineer. Subsequently, he held a series of positions of increasing responsibility including Director of Operations of the Company from October 1992 to July 1995 culminating in his current role as Vice President of Operations and General Manager of Advanced Interconnect Business Unit.

KEY EMPLOYEES

        Marilyn A. Gosz joined Smartflex in June 1996 and has served as Vice President of Marketing since June 1998. From June 1996 until June 1998 Ms. Gosz served as the Company's Director of Strategic Marketing and Business Development. Prior to joining the Company, Ms. Gosz performed technology management and business planning projects on a contract basis for technology clients for six years. From 1982 to 1989, Ms. Gosz held various management positions in product marketing, program management and new business development with Unisys Corporation, Burroughs Corporation and Fujitsu Corporation.

        Cheryl L. Moreno, joined Smartflex in November 1997 and has served as Vice President of Human Resources since March 1999. From November 1997 until March 1999, Ms. Moreno served as the Company's Director of Human Resource. Prior to joining Smartflex, Ms. Moreno held senior level human resources positions at Beckman Instruments, MAI Systems Corporation, and divisions of Ball Corporation and Alps Electric, Ltd.

        Joe L. Pendergrass joined Smartflex as Director of Materials in May 1995 and was promoted to Director of Logistics and Information Technology in February 1998. From October 1993 until May 1995, Mr. Pendergrass was self-employed as a materials logistics consultant. From January 1992 until October 1993, he was Director of Materials at International Rectifier Corporation, a semiconductor manufacturer. Prior to January 1992, Mr. Pendergrass held a variety of materials management positions at Rockwell International Corporation for over twelve years.

        Hal Schoenberg has served as Director of Quality Assurance of the Company since June 1997. Prior to joining the Company, Mr. Schoenberg was a quality management consultant and educator. Prior to 1995, Mr. Schoenberg was Director of Quality and Customer Satisfaction for International Rectifier Corporation, and Region Quality Manager for Hewlett-Packard Company.

        Robert W. Ulrickson has served as President and founder of Logical Services Incorporated, since its founding in 1973. Mr. Ulrickson has served in the same capacity since the Smartflex Systems, Inc. acquisition in

October 1998. Prior to founding Logical in 1973 Mr. Ulrickson held marketing, applications, operations, and aerospace telemetry engineering positions at Lockheed.

ITEM 2.  PROPERTIES

        The Company's Tustin, California facility comprises approximately 44,000 square feet, and is held under operating lease arrangements extending through 2002. The Company's Singapore facility comprises approximately 12,000 square feet. The Mexico facility comprises approximately 65,000 square feet, which was completed in 1997. The Singapore and Mexico facilities are held under lease arrangements extending through 2002 and 2003, respectively. The Company's manufacturing facility in Cebu, the Philippines, comprises approximately 45,000 square feet and is held under a lease agreement extending through 2003. The Company's facilities in Fremont, California, West Long Branch, New Jersey, and Hudson, New Hampshire (formerly Methuen, Massachusetts), comprise approximately 50,000, 50,000, and 31,400 square feet, respectively. These leases all extend to the year 2004.

        The description under "Business - International Manufacturing Capability" is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

        The Company from time to time is a party to ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

        The information required by Item 5 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Common Stock Data" on the inside back cover of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by Item 6 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Financial Highlights" on page 1 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by Item 7 of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by Item 7a of Form 10-K is incorporated herein by reference to the information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by Item 8 of Form 10-K is incorporated herein by reference to the Company's consolidated financial statements and related notes thereto, and the report of the independent auditors, presented on pages 11 through 23 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information appearing in the "Information Concerning Nominees" section of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 19, 1999, is hereby incorporated by reference. Information concerning the current executive officers of the Company is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

        The information appearing in the "Executive Compensation," "Summary Compensation Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," sections of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 19, 1999, is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information appearing in the "Security Ownership of Management and Certain Beneficial Owners" section of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 19, 1999, is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information appearing in the "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders to be held on or about May 19, 1999, is hereby incorporated by reference.

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

        (b)    CURRENT REPORTS ON FORM 8-K.

               A current report on Form 8-K, announcing under Item 5 the appointment of Anthony R.W. Richardson as the Executive Vice President and Chief Operating Officer was filed on March 20, 1998.

               A current report on Form 8-K, announcing under Item 5 the acquisition of Logical Services Incorporated was filed on October 7, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tustin, State of California, on the 2nd day of April, 1999.

                                SMARTFLEX SYSTEMS, INC.
                                (Registrant)


                                By: /s/   William L. Healey
                                    --------------------------------------------
                                          William L. Healey
                                          President, Chief Executive Officer and
                                          Chairman of the Board

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

              SIGNATURE                           TITLE                             DATE
              ---------                           -----                             ----

/s/ William L. Healey               President, Chief Executive                  April 2, 1999
-----------------------------       Officer and Chairman of the Board
William Healey                      (Principal Executive Officer)

/s/ John W. Hohener                 Vice President, Chief Financial             April 2, 1999
-----------------------------       Officer, Treasurer (Principal Financial
John W. Hohener                     and Accounting Officer)

/s/ William E. Bendush              Director                                    April 2, 1999
-----------------------------
William E. Bendush

/s/ Alan V. King                    Director                                    April 2, 1999
-----------------------------
Alan V. King

/s/ William A. Klein                Director                                    April 2, 1999
-----------------------------
William A. Klein

/s/ Gary E. Liebl                   Director                                    April 2, 1999
-----------------------------
Gary E. Liebl

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


        The following consolidated financial statements of Smartflex Systems, Inc., included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference:


                                                                  Annual Report
               Description                                       Page Reference
               -----------                                       --------------
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996                                      11

Consolidated Balance Sheets as of December 31, 1998 and 1997            12

Consolidated Statements of  Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996                  13

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                      14

Notes to Consolidated Financial Statements                              15-23

Report of Independent Auditors                                          24


        The following consolidated financial statement schedule of Smartflex Systems, Inc. and the Consent of Independent Auditors are included herein:

               Description                                       Page Reference
               -----------                                       --------------
Schedule II - Valuation and Qualifying Accounts                         26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Consent of Independent Auditors                                    Exhibit 23.2

                             SMARTFLEX SYSTEMS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions
                                                           ------------------------
                                            Balance at     Charged to    Charged to                Balance at
                                            Beginning of    costs and      other                     end of
              Description                      Period       expenses      accounts     Deductions    period
              -----------                   ------------   ----------    ----------    ----------  ----------
                                                                       (in thousands)
Year ended December 31, 1996:
  Allowance for doubtful accounts              $  925        $   --        $  --         $  5(1)     $  920
  Reserve for excess and obsolete inventory     1,171          (115)          --          190(2)        866
                                               ------        ------        -----         ----        ------
      Total                                    $2,096        $ (115)       $  --         $ 195       $1,786
                                               ======        ======        =====         =====       ======
Year ended December 31, 1997:
  Allowance for doubtful accounts              $  920        $   11        $ 477         $ 24(1)     $1,384
  Reserve for excess and obsolete inventory       866           910           --          160(2)      1,616
                                               ------        ------        -----         ----        ------
      Total                                    $1,786        $  921        $ 477         $184        $3,000
                                               ======        ======        =====         ====        ======
Year ended December 31, 1998:
  Allowance for doubtful accounts              $1,384        $  162        $  --         $589(1)     $  957
  Reserve for excess and obsolete inventory     1,616         2,048           --          153(2)      3,511
                                               ------        ------        -----         ----        ------
      Total                                    $3,000        $2,210        $  --         $742        $4,468
                                               ======        ======        =====         ====        ======

(1) Uncollectible accounts written off, net of recoveries.

(2) Inventory written off.

                                INDEX TO EXHIBITS

Exhibit
  No.                                  Description
  ---                                  -----------
3.3        Restated Certificate of Incorporation of the Registrant(1)
3.4        Bylaws of the Registrant(1)
4.1        Form of Founders Restricted Stock Purchase Agreement dated as of
           September 28, 1993, entered into between the Registrant and each of
           William L. Healey, John W. Hohener, Richard D. Bell, Christopher J.
           Rollison and Merle J. Ihrman(1)
4.2        Stock Purchase Agreement dated as of March 30, 1994, between the
           Registrant and AMP Incorporated(1)
4.3        Registration Rights Agreement dated as of March 30, 1994 among the Registrant, J.V.
           Acquisition Corporation, Silicon Systems, Inc. and AMP Incorporated(1)
4.4        Rights Agreement dated as of July 17, 1996 between the Registrant and
           The First National Bank of Boston, which includes as Exhibit A thereto a form of Certificate of Designation for the Preferred stock, as exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Shareholders Rights Plan (6)
10.1+      Smartflex Systems, Inc. 1993 Equity Incentive Plan, as amended(1)
10.2+      Smartflex Systems, Inc. 1994 Equity Incentive Plan for Officers, Directors and
           Consultants(1)
10.3+      Smartflex Systems, Inc. 1995 Equity Incentive Plan(1)
10.4+      Smartflex Systems, Inc. 1995 Employee Stock Purchase Plan(1)
10.5+      Smartflex Systems, Inc. Amended and Restated Profit Sharing Bonus Plan(2)
10.9       Master Lease Agreement dated as of March 9, 1994 between the Registrant and General
           Electric Capital Corporation, and Addendum No. 1 thereto dated as of March 9, 1994(1)
10.10      Volume  Purchase  Agreement  dated  August 16, 1989 between  Registrant  and Silicon
           Systems, Inc.(1)
10.13      Facilities and Services  Agreement dated October 1, 1995, between Smartflex Systems
           Singapore Pte, Ltd. ("Smartflex Singapore") and Silicon Systems Singapore Pte,
           Ltd.(2)
10.14      Tenancy of Flatted Factory Unit made November 29, 1994, between Smartflex  Singapore and Jurong Town Corporation(1)
10.15      Standard Industrial Lease - Net, and addendum thereto, dated February 1, 1996 between the Registrant and Roy G.G. Harris and Patricia S. Harris, as co-trustees of the Harris Family Trust dated November 2, 1979 and Glyn P. Harris and Ginger M.
           Harris, Husband and Wife (14312 Franklin)(2)
10.16      Standard Industrial Lease - Net, and addendum thereto, dated February 1, 1996 between the Registrant and Roy G.G. Harris and Patricia S.
           Harris, as co-trustees of the Harris Family Trust dated November 2,
           1979 and Glyn P. Harris and Ginger M. Harris, Husband and Wife (14312
           Franklin - parking lot)(2)
10.17      Facilities and Services Agreement entered into on April 5, 1995 between the
           Registrant and Silicon Systems, Inc.(1)
10.18      Reorganization Agreement dated July 31, 1995 between the Registrant and J.V.
           Acquisition Corporation(1)
10.19+     Form of Indemnification Agreement for Officers and Directors of the Registrant(1)
10.20      Loan Agreement dated December 29, 1995 between Smartflex Singapore and GE Capital
           Services Pte. Ltd.(2)
10.21      Promissory Note dated October 11, 1996, from the Registrant in favor of Union Bank of California, N.A. (term loan)(4)

Exhibit
  No.                                  Description
  ---                                  -----------
10.22      Debenture dated March 13, 1996 between Smartflex Singapore and GE Capital Services
           Pte. Ltd.(2)
10.23+     First Amendment to Smartflex Systems, Inc. 1995 Employee Stock Purchase Plan(2)
10.24+     Executive Involuntary Termination Policy of the Registrant(2)
10.25      Corporate Guaranty dated December 29, 1995 between the Registrant and GE Capital
           Services Pte. Ltd.(2)
10.26      Contract of Lease dated May 24, 1996, between Smartflex Systems Philippines, Inc.
           ("Smartflex Philippines") and Joe & Larry Active Wears Co., Inc.(3)
10.27      Registration Agreement dated May 25, 1996 between Smartflex Philippines and
           Philippine Economic Zone Authority(3)
10.29      Lease Agreement entered into on November 17, 1996 between Inmobiliaria Nuevo
           Aeropuerto, S.A. de C.V. and Smartflex Systems de Mexico, S.A. de C.V.(5)
10.30      Amendment to the Facilities and Services Agreement dated February 28, 1997, between the Registrant and Silicon Systems, Inc.(5)
10.32+     Second Amendment to Smartflex Systems, Inc. 1995 Employee Stock Purchase Plan(8)
10.33      Restated Loan Agreement, dated September 26, 1997, amending and restating the Loan
           Agreement dated September 29, 1995 between the Registrant and Union Bank of
           California, N.A.(9)
10.34      Promissory note dated September 18, 1997, made by the Registrant in favor of Union
           Bank of California, N.A.(9)
10.35      Notice of Waiver dated January 26, 1998, addressed to the Registrant from Union Bank of California(10)
10.36      Stock Purchase Agreement dated as of October 7, 1998, among the Registrant, Logical
           Services Incorporated and each of the shareholders of Logical Services Incorporated(11)
10.37      Smartflex Systems, Inc. 1998 Acquisition Nonstatutory Stock Option Plan(11)
10.38      Agreement of Purchase and Sale dated as of December 2, 1998, between EA Industries,
           Inc. and Methuen Acquisition Corp., a wholly-owned subsidiary of the Registrant.(11)
10.39      Agreement of Purchase and Sale dated as of December 2, 1998, between Tanon
           Manufacturing, Inc. and the Registrant, as amended and restated as of January 28,
           1999.(11)
10.40      First Amendment, dated October 1, 1998, to the Amended and Restated Loan Agreement, dated
           September 26, 1997, between the Registrant and Union Bank of California, N. A.(11)
10.41      Second Amendment, dated November 17, 1998, to the Amended and Restated Loan
           Agreement, dated September 26, 1997, between the Registrant and Union Bank of
           California, N. A.(11)
10.42      Promissory Note, dated October 1, 1998, from the Registrant in favor of Union Bank of California, N. A.(11)
10.43      Promissory Note, dated November 6, 1998, from the Registrant in favor of Union Bank of California, N. A.(11)
10.44      Notice of Waiver, dated January 26, 1998, from Union Bank of California, N. A., in favor of the Registrant.(11)
10.45      Notice of Waiver, dated October 9, 1998, from Union Bank of California , N. A., in favor of the Registrant.(11)
10.46      Third Amendment and Waiver, dated March 30, 1999, to the Amended and Restated Loan
           Agreement, dated September 26, 1997, between the Registrant and Union Bank of
           California, N. A.(11)
10.47      Third Amendment and Waiver Letter, dated March 30, 1999, between the Registrant and
           Union Bank of California, N. A.(11)
13         Portions of the Company's Annual Report to Stockholders for the year ended
           December 31, 1998(11)
21.1       Subsidiaries of the Registrant(11)
23.2       Consent of Independent Auditors(11)
27.1       Financial Data Schedule. (Filed electronically)

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

 (3) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996

 (4) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996

 (5) Incorporated herein by reference to the referenced exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996

 (6) Incorporated herein by reference to exhibit 1 to Registrant's Registration Statement on Form S-4, dated July 24, 1996

 (7) Incorporated herein by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended March 29, 1997

 (8) Incorporated herein by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended June 28, 1997

 (9) Incorporated herein by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended September 27, 1997

(10) Incorporated herein by reference to the referenced exhibit number to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997

(11) Filed with this Form 10-K.