Form 10-K405/A
period 1999-01-02
SMARTFLEX SYSTEMS INC
filed 1999-04-27
CIK 946677

                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-K/A

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Fiscal Year ended January 2, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission file number 0-26472


                             SMARTFLEX SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                         33-0581151
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


       14312 Franklin Avenue, P.O. Box 2085, Tustin, California 92781-2085
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (714) 838-8737


           Securities registered pursuant to Section 12(b) of the Act:
                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0025 par value

        RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                                (Title of Class)

                           ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant's Common Stock held by non-affiliates on March 18, 1999 (based on the last reported price of the Common Stock on the Nasdaq Stock Market on such date) was $18,903,784.

The number of shares outstanding of the Registrant's Common Stock as of March 18, 1999 was 6,453,541.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, is incorporated by reference in this Form 10-K to the extent stated herein.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           (a) 3. Exhibits.

                  The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

                  The attached exhibits include Exhibit 13 (Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998). The attached Exhibit 13 is a restatement of the exhibit with the same reference number previously filed by the Company on Form 10-K on April 2, 1999. No substantive changes have been made to any portions of the Exhibit except to add (i) the section captioned "Financial Highlights" on page 1 of the Annual Report to Stockholders, (ii) the Report of Independent Auditors on page 24 of the Annual Report to Stockholders, and (iii) the sections captioned "Common Stock Data" and "Dividends" on the inside back cover of the Annual Report to Stockholders.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Tustin, State of California, on the 26th day of April, 1999.

                                          SMARTFLEX SYSTEMS, INC.
                                          (Registrant)


                                          By: /s/ William L. Healey
                                              ----------------------------------
                                              William L. Healey
                                              President, Chief Executive Officer
                                              and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William L. Healey               President, Chief Executive Officer          April 26, 1999
-----------------------------       and Chairman of the Board
William L. Healey                   (Principal Executive Officer)


/s/ John W. Hohener                 Vice President, Chief Financial             April 26, 1999
-----------------------------       Officer, Treasurer
John W. Hohener                     (Principal Financial and Accounting
                                    Officer)


         *                          Director                                    April 26, 1999
-----------------------------
William E. Bendush


         *                          Director                                    April 26, 1999
-----------------------------
Alan V. King


         *                          Director                                    April 26, 1999
-----------------------------
William A. Klein


         *                          Director                                    April 26, 1999
-----------------------------
Gary E. Liebl


*By: /s/ John W. Hohener
     ----------------------------------
     John W. Hohener, Attorney-in-Fact

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                          DESCRIPTION
-------                        -----------

  13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998

  23.2         Consent of Independent Auditors