Form 10-Q
period 1999-04-03
SMARTFLEX SYSTEMS INC
filed 1999-05-18
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended   April 3, 1999
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________________ to  __________________


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

        Common Stock, $.0025 par value 6,464,224 shares as of May 3, 1999
--------------------------------------------------------------------------------

                                  Page 1 of 19
                            Exhibit Index on Page 19

                             SMARTFLEX SYSTEMS, INC.

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 1999 (Unaudited)     3-4
        and December 31, 1998

        Condensed Consolidated Statements of Operations (Unaudited) for the         5
        three months ended March 31, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows (Unaudited) for the         6
        three months ended March 31, 1999 and 1998

        Notes to Unaudited Condensed Consolidated Financial Statements             7-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                     9-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk                 17

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                  18

Item 6. Exhibits and Reports on Form 8-K                                           18

SIGNATURES                                                                         19

INDEX TO EXHIBITS                                                                  20


     The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.

PART I --- FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SMARTFLEX SYSTEMS, INC.

                      Condensed Consolidated Balance Sheets
                 (Dollars in thousands except share and amounts)

                                                                      March 31,      December 31,
                                                                         1999           1998
                                                                     -----------     -----------
                                                                     (Unaudited)
                                     ASSETS
Current assets:
    Cash                                                              $  1,597        $  2,613
    Short-term investments                                              18,503          24,743
    Accounts receivable, net of allowance for doubtful accounts
       of $964 at March 31, 1999 and $957 at December 31, 1998          13,467          11,209
    Inventories:
       Raw materials                                                     4,595           1,329
       Work-in-process                                                   3,319           1,352
       Finished goods                                                    1,379           1,246
                                                                      --------        --------
          Total inventories                                              9,293           3,927
    Deferred income taxes                                                3,613           3,613
    Income tax receivable                                                1,452              --
    Prepaid expenses and other current assets                            2,348           2,360
                                                                      --------        --------
          Total current assets                                          50,273          48,465
Property and equipment, at cost:
    Machinery and equipment                                             28,176          25,718
    Office furniture and equipment                                       4,594           4,242
    Leasehold improvements                                               5,769           5,474
                                                                      --------        --------
                                                                        38,539          35,434
    Less accumulated depreciation and amortization                     (18,294)        (16,959)
                                                                      --------        --------
          Total property and equipment                                  20,245          18,475
Goodwill, net of accumulated amortization of $196 at
        March 31, 1999 and $49 at December 31, 1998                     14,529           4,089
Other assets                                                             1,319           1,262
                                                                      --------        --------
                                                                      $ 86,365        $ 72,291
                                                                      ========        ========

See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            March 31,    December 31,
                                                               1999          1998
                                                           -----------   -----------
                                                           (Unaudited)
Current liabilities:
    Accounts payable                                         $10,303       $ 7,050
    Accrued compensation and related costs                     2,614         1,627
    Accrued restructuring liabilities                          3,643           650
    Other accrued liabilities                                  5,648         5,269
    Current portion of notes payable to bank                   1,150         1,150
    Current portion of other notes payable                     1,500            --
                                                             -------       -------
          Total current liabilities                           24,858        15,746
Deferred tax liability                                           323           323
Line of credit                                                 8,925         1,146
Long-term portion of notes payable to bank                     3,071         3,317
Long-term portion of other notes payable                       3,022           740
Stockholders' equity:
    Preferred stock, $.001 par value:
       Authorized shares -- 5,000,000
       Issued and outstanding - none                              --            --
    Common stock, $.0025 par value:
       Authorized shares -- 25,000,000
       Issued and outstanding shares - 6,452,841 at
          March 31, 1999 and 6,453,541 at December 31,
          1998, respectively                                      16            16
    Additional paid-in capital                                36,533        36,532
    Retained earnings                                          9,617        14,471
                                                             -------       -------
          Total stockholders' equity                          46,166        51,019
                                                             -------       -------
                                                             $86,365       $72,291
                                                             =======       =======

See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.

                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                            1999            1998
                                          --------        --------
Net revenues                              $ 23,152        $ 37,005
Cost of revenues                            21,061          32,860
                                          --------        --------
Gross margin                                 2,091           4,145
Costs and expenses:
  Marketing and sales expense                1,157             930
  General and administrative expense         2,853           2,081
  Goodwill expense                             196              --
  Restructuring expense                      3,847              --
                                          --------        --------
    Operating (loss) income                 (5,962)          1,134
Interest income                                316             263
Interest expense                              (310)            (62)
Other income (expense)                          35             (73)
                                          --------        --------
Income before income taxes                  (5,921)          1,262
Income tax provision (benefit)              (1,067)            434
                                          --------        --------
Net income                                $ (4,854)       $    828
                                          ========        ========
Net income per share:
    Basic                                 $  (0.75)       $   0.13
                                          ========        ========
    Diluted                               $  (0.75)       $   0.13
                                          ========        ========
Shares used in computing net income
  per share:
    Basic                                    6,453           6,371
                                          ========        ========
    Diluted                                  6,485           6,462
                                          ========        ========

See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                    1999           1998
                                                                  ---------       --------
Net cash flow from operating activities:
    Net (loss) income                                             $ (4,854)       $    828
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Depreciation                                                  1,171             705
       Amortization of goodwill                                        196              --
       Provision for doubtful accounts                                  --             165
       Provision for inventory obsolescence                           (436)          1,941
       Other changes in operating assets and liabilities:
            Receivables                                             (2,257)          3,100
            Inventories                                             (1,430)            513
            Prepaid expenses and other assets                       (1,497)            343
            Accounts payable to related parties                         --            (420)
            Accrued restructuring cost                               2,993             (49)
            Accounts payable and accrued expenses                    4,619          (5,588)
                                                                  --------        --------
             Net cash provided by operating activities              (1,495)          1,538

Cash flow from investing activities:
    Capital expenditures                                            (1,691)         (2,807)
    Purchase of short-term investments                                  36           2,492
    Proceeds from the sale of short-term investments                 6,204            (186)
    Purchase of LSI and EAM                                           (214)             --
    Purchase of Tanon                                              (11,390)             --
                                                                  --------        --------
             Net cash used in investing activities                  (7,055)           (501)

Cash flow from financing activities:
    Net proceeds from sale of common stock                               1              12
    Net borrowings (repayments) on revolving line of credit          7,779              --
    Borrowing (repayments) on term loan                               (246)           (442)
                                                                  --------        --------
             Net cash provided by (used in) financing
               activities                                            7,534            (430)
                                                                  --------        --------

Net increase in cash                                                (1,016)            607
Cash at beginning of period                                          2,613           2,069
                                                                  --------        --------
Cash at end of period                                             $  1,597        $  2,676
                                                                  ========        ========

Supplemental disclosures of cash flow information:
    Interest paid                                                 $    310        $     55
    Taxes paid                                                          23             500


Supplemental disclosures of non-cash activities:
        Seller note payable for acquisition of Tanon                 4,000              --

                             SMARTFLEX SYSTEMS, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

Note (A) -- Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's Fremont and New Jersey subsidiaries are consolidated in the results of operations for the months of February 1999 and March 1999 only. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

Note (D) -- Credit Facility

        The Company amended its bank credit facility (the "facility") on March 30, 1999 and April 20, 1999 to provide for aggregate unsecured borrowings of $25 million under a revolving line of credit (the "credit line"). Borrowings under the credit line, which expires in September 2000, include a sub-limit for the issuance of up to $2 million in commercial or standby letters of credit for the importation or purchase of inventory. No such letters of credit were outstanding at March 31, 1999. Outstanding balances on the credit line bear interest at the bank's prime rate or, at the Company's option, a sliding rate of LIBOR plus 1.50% to 2.25%, and unused portions of the credit line bear interest at .125% per annum. At March 31, 1999 there was $8.9 million outstanding under the credit line. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. This unsecured term loan will bear interest at the bank's reference rate plus .5% or, at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. Principal and interest are payable monthly, and this term loan matures on March 30, 2001. At March 31, 1999, the outstanding balance on this term loan was $1.4 million. The facility additionally provides for a second unsecured term loan (the "second term loan") totaling $3.0 million to be used for general corporate purposes. The second term loan bears interest at the bank's reference rate, or at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. At March 31, 1999, the outstanding balance on the second term loan was 2.8 million. The facility contains certain financing and operating covenants relating to net worth, liquidity, leverage, profitability, fixed charge coverage and a prohibition on payment of cash dividends. At March 31, 1999, the Company was in compliance with all of the covenants, except those related to fixed charge coverage, for which the Company has obtained a waiver.

Note (E) -- Impact of newly issued pronouncement by the Financial Accounting
            Standards Board

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement requires all derivatives to be

                             SMARTFLEX SYSTEMS, INC.

                                 March 31, 1999


recorded on the balance sheet at fair value and establishes accounting for several types of hedges, resulting in the recognition of offsetting changes in value or cash flows of the hedge and hedged items in earnings in the same period. The provisions of this statement are effective for years beginning after June 15, 1999. The Company will adopt this statement for fiscal year 2000. The Company does not expect SFAS No. 133 to materially impact the Company's results of operations or financial position.

Note (F) -- Tanon Acquisition

        On February 1, 1999, the Company, through its wholly-owned subsidiaries, Smartflex Fremont, Inc. and Smartflex New Jersey, Inc., acquired certain assets from Tanon Manufacturing, Inc., the principal operating subsidiary of EA Industries, Inc. ("Tanon"). On December 3, 1998, Tanon had filed a voluntary proceeding under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Northern District of California. The acquisition of the assets was subject to approval of the Bankruptcy Court, which was granted on January 29, 1999. The assets acquired include certain specified contracts, equipment and inventory used in connection with Tanon's contract manufacturing electronic assembly business at facilities in Fremont, California and West Long Branch, New Jersey. The aggregate purchase price paid was $14.9 million, $2.5 million of which is due in April of 2000 and the Company has delivered a non-interest-bearing promissory note to guaranty this additional payment.

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

OVERVIEW

        Smartflex is a technology leader in electronics manufacturing services. The Company provides a diverse range of services for customers to achieve their product realization needs. These services include product, Application Specific Integrated Circuit ("ASIC"), software and Radio Frequency ("RF") design; modeling, and package/enclosure management; and the precision assembly of comprehensive advanced interconnect solutions, utilizing precision surface mount and Direct-Chip-Attach ("DCA") technologies. Prototype through high volume manufacturing of electronic circuit board and box build services is provided through nine facilities worldwide for customers in the Americas, Europe and Asia.

        During the first quarter of 1999 the Company continued to experience softness in demand, competitive pricing and margin declines from its core data storage customers. However, the Company has begun to diversify its customer base by expanding into additional markets. This expansion was primarily achieved through acquisitions. Late in 1998 and early in 1999, the Company acquired Logical Services Incorporated, a design and engineering services firm; certain assets of the Methuen, Massachusetts division of EA Industries, now owned by Smartflex New England, Inc., a wholly-owned subsidiary of the Company, and certain assets of the Tanon subsidiary of EA Industries, now owned by Smartflex Fremont, Inc. or Smartflex New Jersey, Inc., both wholly-owned subsidiaries of the Company. The Company believes that these acquisitions will provide a platform for diversification into the automotive, RF communications, and medical product marketplaces. These acquisitions are 100% non-data storage related.

        Net revenues for the first quarter of 1999 decreased 37.4% from the same period in the prior year and increased 0.4%, from the previous quarter. During the first quarter ended March 31, 1999 hard disk drive ("HDD") shipments were 29.2% of total net revenues compared to 53.3% in the comparable quarter of the prior year. This percentage decrease is attributable primarily to declines in shipments to the Company's HDD customers and other storage customers.

RESULTS OF OPERATIONS

Net Revenues

        Net revenues for the quarter ended March 31, 1999 decreased 37.4% from the comparable period in 1998. The decrease is largely due to a continued softness in demand in the data storage industry.

        Net revenues from HDD accounted for 29.2% of total revenues as compared to 53.3% during the same period in the prior year. Net revenues from HDD accounted for $6.8 million in the first quarter of 1999, 66% less than the comparable quarter of 1998. See "Risk Factors."

        Export sales arise primarily from the shipment of assembled products to international operations of U.S.-based customers as well as shipments to intermediary companies that also service these accounts. Total export sales accounted for 64% in the first quarter of 1999 compared to 93.4% in the comparable quarter in 1998. Net revenues from the Company's acquisitions are from domestic customers only.

Restructuring

        During the quarter, the Company addressed a need to streamline its worldwide operations. As part of this restructuring certain support services have been transferred from the Tustin and Singapore facilities to the Company's locations in Monterrey, Mexico and Cebu, Philippines. Additionally the Monterrey facility was sized to match resources to current production demand. The restructuring also addressed unutilized space within the facilities and the write-down of non-current assets. As part of this restructuring, the Company provided for the following charges in the first quarter of 1999: $700,000 for severance and other employee-related costs associated with the reduction in force, $2.2 million for the write-down of non-current assets and other expenses, and $1.4 million which addresses unutilized facilities and associated costs.

        Also during the quarter the Company received a favorable ruling regarding a Singapore tax liability, which had been reserved in a restructuring completed in the third quarter of 1997. This reserve of $500,000 was reversed in the first quarter of 1999.

Gross Margins

        Gross margins as a percentage of net revenues in the first quarter of 1999 were 9.0% compared to 11.2% for the first quarter of 1998, and 11.1% in the Company's 1998 fourth quarter. This gross margin decline from the first quarter of 1998 is primarily due to lower revenues and the resultant impact in supporting the Company's cost structure. The gross margin decline from the fourth quarter of 1998 is primarily due to the small revenue increase in the first quarter of 1999 compared to the previous quarter, as the Company added the incremental cost structure of the Tanon acquisition.

Marketing and Sales Expense

        Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. As a percentage of net revenues, these expenses increased 24% for the quarter ended March 31, 1999, compared to the same period in fiscal 1998. Increases in advertising, sales personnel and the additional expenses added by the Company's acquisitions are the primary contributors to this increase.

General and Administrative Expenses

        General and administrative ("G&A") expenses increased both as a percentage of net revenues, and in absolute dollars, for the quarter ended March 31, 1999 compared to the same period in 1998. In absolute dollars G&A expenses were $2.9 million in the first quarter of fiscal 1999, an increase of approximately $772,000 from the G&A expenses in the first quarter of fiscal 1998. As a percentage of net revenues, G&A expenses were 12.3% for the current year's first quarter, compared to 5.6% for the quarter ended March 31, 1998. The increase in the first quarter was due to incremental expenses associated with the Company's acquisitions. In addition in the first quarter of 1998 accruals related to bad debt and performance related compensation were reversed as they were determined to no longer be needed.

Interest Income/Expense

        Interest income for the first quarter of 1999 was 20% higher than the comparable quarter in the prior year, due to an increase, on average, of short-term investments. Interest expense increased $248,000 in the quarter as a result of borrowing and the utilization of cash in connection with the purchase of Tanon.

Income Taxes

        The Company booked a benefit for income tax in the quarter of $1.1 million compared to a provision of $434,000 in the first quarter of the prior year.

Liquidity and Capital Resources

        At March 31, 1999, the Company's principal sources of liquidity included $20.1 million in cash and short-term investments, and $16.1 million in available borrowings under its bank credit facility (the "facility"). The Company amended its facility on March 30, 1999 and April 20, 1999 to provide for aggregate unsecured borrowings of $25 million under a revolving line of credit (the "credit line"). Borrowings under the credit line, which expires in September 2000, include a sub-limit for the issuance of up to $2 million in commercial or standby letters of credit for the importation or purchase of inventory. No such letters of credit were outstanding at March 31, 1999.

Outstanding balances on the credit line bear interest at the bank's prime rate or, at the Company's option, a sliding rate of LIBOR plus 1.50% to 2.25%, and unused portions of the credit line bear interest at .125% per annum. At March 31, 1999 there was $8.9 million outstanding under the credit line. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. This unsecured term loan will bear interest at the bank's reference rate plus .5% or, at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. Principal and interest are payable monthly, and this term loan matures on March 30, 2001. At March 31, 1999, the outstanding balance on this term loan was $1.4 million. The facility additionally provides for a second unsecured term loan (the "second term loan") totaling $3.0 million to be used for general corporate purposes. The second term loan bears interest at the bank's reference rate, or at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. At March 31, 1999, the outstanding balance on the second term loan was $2.8 million.

        Short-term investments at March 31, 1999 totaled $18.5 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, decreased $5.2 million for the quarter ended March 31, 1999 as compared to the comparable period in the prior year, primarily due to the use of cash in connection with the Company's acquisitions. For all short-term investments at March 31, 1999, cost approximated fair market value.

        Over the three months ended March 31, 1999, inventory levels increased $1.4 million in connection with the Company's acquisitions. Inventory levels fluctuate directly with the volume of the Company's manufacturing; and changes or significant fluctuations in market demand can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. See "Risk Factors."

        During the three months ended March 31, 1999, the Company acquired $1.7 million in capital equipment and leasehold improvements, primarily due to the Tanon acquisition.

        The Company may require additional capital to finance enhancements to, and/or expansion of its manufacturing capacity in accordance with its business strategy. The Company may also utilize capital for the purpose of acquiring other businesses in accordance with its business strategy. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings. Management believes, however, that existing cash balances, funds generated from operations and borrowings under the credit line will be sufficient to permit the Company to meet its expansion plans and liquidity requirements in fiscal 1999, with the exception of external acquisitions, where size would determine if additional capital is needed over the Company's then current availability. See "Risk Factors".

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

        Because of these and other factors that may affect the Company's operating results, and financial position, investors should not overly rely upon forward looking statements or historical trends to anticipate results or trends in future periods.

Limited Independent Operating History

        The Company was incorporated in September 1993 to acquire all of the assets and business of Smartflex Systems, which was founded in November 1985 as a general partnership (the "Smartflex Partnership") jointly owned by Silicon Systems, Inc. ("Silicon Systems"), a supplier of mixed signal integrated circuits to the HDD market, and Rogers Corporation ("Rogers"), a supplier of flex circuits to the HDD market. Until its acquisition by the Company, the Smartflex Partnership was provided with financial assistance and significant support in sales and personnel functions by Silicon Systems and Rogers. Although the business of the Company has been in existence since November 1985, the Company has only a limited history as an independent operating Company, and there can be no assurance that the Company will not experience problems associated with young, growing companies. Although the Company operated profitably from 1990 through 1996 and in 1998, it experienced operating losses in fiscal 1997 and thus far in fiscal 1999. There can be no assurance that the Company will be able to achieve or improve its profitability in future periods.

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

Dependence on the Data Storage Market

        The Company's principal market is the data storage industry, which is characterized by intense competition, relatively short product life cycles, rapid technological change, significant fluctuations in product demand and significant pressure on vendors to reduce or minimize costs. The storage industry is also highly cyclical and has experienced periods of increased demand and rapid growth followed by periods of oversupply and contraction. The impact of cyclical trends on suppliers to this industry has been exacerbated by the tendency of manufacturers of data storage products to order components in excess of their needs during growth periods, followed by a sharp reduction in demand for components during periods of contraction. The Company's operating results have been adversely affected from time to time during storage industry slowdowns and could be materially adversely affected in the event of further slowdowns in this industry now or in the future. Although the Company is attempting to reduce its dependence on the storage industry, revenues attributable to this market have historically represented a majority of its revenues, and the Company's dependence on the data storage industry is expected to continue or increase in the foreseeable future.

Customer Concentration

        The Company's customer base is highly concentrated. During fiscal 1998 and 1997, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 68% and 80% of net revenue, respectively. The Company expects that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

International Operations

        The Company maintains international operations in Singapore, Mexico, and the Philippines. In light of the continued relocating to offshore facilities on the part of the Company's customers, Smartflex anticipates that it will be required to increase its presence overseas. Manufacturing and sales operations outside the United States are accompanied by a number of risks inherent in international operations, including but not limited to imposition of governmental controls, compliance with a wide variety of foreign and United States export laws, currency fluctuations, unexpected changes in trade restrictions, tariffs and barriers, political and economic instability, longer payment cycles typically associated with foreign sales, difficulties in administering business overseas, labor union issues and potentially adverse tax consequences. The Company historically has denominated all export sales in United States dollars, and accordingly, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers or competitors should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales. The Company's production employees at the Monterrey, Mexico facility are represented by a labor union and covered by a collective bargaining agreement that is subject to revision annually under Mexican law. The current agreement is subject to revision in February 2000. While the Company believes that it has established good relationships with its labor force in Monterrey, Mexico, there can be no assurance that such relationships will continue in the future.

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

Integration of Acquisitions

        Effective October 1998, the Company made its first acquisition, and has since made a total of three acquisitions through March 1999. The Company believes that these acquisitions are an integral part of its diversification strategy for both markets and customers. The Company's ability to effectively integrate these acquisitions and control the costs associated with the integration will be key to its future success. The Company's failure in regard to selection of acquisitions and due diligence or to effectively manage these acquisitions could have a material adverse effect on the Company's results of operations.

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

        A project to implement the latest versions of the IBM AS400 applications was launched in late 1997. This project also addresses the Y2K issue. The project team consists of both dedicated resources and key functional participants. The project consists of five main steps or phases: the first phase consisting of an assessment of viable alternatives from commercially available applications; the second phase being the decision process as for which applications to obtain; the third phase consisting of configuring the system to run the Company's business; phase four being training, testing and piloting of all applications; and the final phase consisting of Company-wide implementation. The team has identified, and the Company has committed to implement, an enterprise application that is Y2K compliant. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company has completed phases one, two and three and is currently in the training process. All user functions have or will be going through training, and all requirements are being developed for immediate use upon implementation. The total project is estimated to be completed by the middle of fiscal 1999 at a cost of approximately $1,000,000, which has been or will be spent throughout the duration of the project implementation. Costs to March 31, 1999 have been approximately $770,000. Failure to execute successfully and complete this project and each step thereof as scheduled could cause material disruption of the Company's operations and have material adverse impacts on its competitive posture, financial position and results of operations. Many of the Company's customers, suppliers and lenders have required the Company to provide assurances concerning the Company's Y2K issue, and any failure by or affecting the Company in regard to those assurances could result in material demands or assertions of liability by such third parties or others.

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

        The Company feels that it will successfully implement the Y2K compliant applications, described above. However, a contingency plan has been developed for the possibility that timely and successful implementation is not achieved. The contingency plan is primarily to continue the implementation of the new application and continue to use the Company's existing applications and manually manipulate dates until the implementation has been completed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in foreign exchange and interest rates. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's earnings are affected by fluctuations in the value of the U. S. dollar against foreign currencies, in Singapore, the Philippines and Mexico.

        The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the credit line, and the unsecured term loans, all of which are based on variable interest rates. If market interest rates for such borrowings average 1% higher during the fiscal year ending January 1, 2000 than they did during the fiscal year ended January 2, 1999 the Company's interest expense would increase and income before income taxes would decrease by approximately $19,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would take and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (b) The Company amended its bank credit facility (the "facility") on March 30, 1999 and April 20, 1999. The facility contains certain financing and operating covenants relating to net worth, liquidity, leverage, profitability, fixed charge coverage and a prohibition on payment of cash dividends.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits -- See exhibits index, incorporated herein by reference

        (b)  Reports on Form 8-K--None

                                   SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SMARTFLEX SYSTEMS, INC.
                                    (Registrant)




May 18, 1999                        By: /s/ John W. Hohener
---------------                         ----------------------------------------
Date                                    John W. Hohener
                                        Vice President, Chief Financial Officer,
                                        and Duly Authorized Officer
                                        (Principal financial and accounting
                                        officer)

                                INDEX TO EXHIBITS



Exhibit
Number          Description
-------         -----------
10.1            Fourth Amendment, dated April 20, 1999, to the Amended and
                Restated Loan Agreement, dated September 26, 1997, between
                Registrant and Union Bank of California, N. A.

10.2 Promissory Note, dated April 20, 1999, made by the Registrant in favor of Union Bank of California, N. A.

10.3 Promissory Note, dated April 20, 1999, made by the Registrant in favor of Union Bank of California N. A.

10.4 Promissory Note, dated April 20, 1999, from the Registrant in favor of Union Bank of California, N. A.

10.5 Lease, dated March 21, 1999, between Registrant and Mission Court Properties, Inc.

10.6 Lease, dated February 4, 1999, between Methuen Acquisition Corporation, Registrant and Vectron Technology, Inc.

10.7 Lease Agreement, dated April 26, 1999, between Smartflex New Jersey, Inc. and 185 Monmouth Parkway Associates, L. P

10.8 Lease, dated August 12, 1996, between Logical Services Incorporated and Decathlon Building, a Partnership

10.9 Lease, dated October 23, 1998, between Logical Services Incorporated and Gul and Vanessa Gazipura

27              Financial Data Schedule (filed electronically).