Form 10-Q
period 1999-07-03
SMARTFLEX SYSTEMS INC
filed 1999-08-18
CIK 946677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended     July 3, 1999
                                     --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                      to
                                     --------------------    -----------------

                         Commission File Number: 0-26472
                                               -----------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes [X}   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Common Stock, $.0025 par value; 6,493,994 shares as of August 9, 1999
--------------------------------------------------------------------------------

                                  Page 1 of 21
                            Exhibit Index on Page 21

                            SMARTFLEX SYSTEMS, INC.

                                      INDEX

                                                                                              Page
                                                                                            --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
          and December 31, 1998                                                                3-4

          Condensed Consolidated Statements of Operations (Unaudited) for the
          three months and six months ended June 30, 1999 and June 30, 1998                      5

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the
          six months ended June 30, 1999 and June 30, 1998                                       6

          Notes to Unaudited Condensed Consolidated Financial Statements                       7-8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                            9-16

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                            18

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                      19


SIGNATURES                                                                                      20

INDEX TO EXHIBITS                                                                               21


         The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.

PART I --- FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SMARTFLEX SYSTEMS, INC.

                      Condensed Consolidated Balance Sheets
                 (Dollars in thousands except share and amounts)

                                                                     June 30,    December 31,
                                                                       1999          1998
                                                                    ----------   ------------
                                                                    (Unaudited)
                                     ASSETS
Current assets:
     Cash                                                            $  3,052      $  2,613
     Short-term investments                                            18,662        24,743
     Accounts receivable, net of allowance for doubtful accounts
       of $767 at June 30, 1999 and $957 at December 31, 1998          14,969        11,209

     Inventories:
         Raw materials                                                  6,234         1,329
         Work-in-process                                                4,074         1,352
         Finished goods                                                   159         1,246
                                                                     --------      --------
            Total inventories                                          10,467         3,927
     Deferred income taxes                                              3,613         3,613
     Income tax receivable                                              1,735            --
     Prepaid expenses and other current assets                          2,821         2,360
                                                                     --------      --------
            Total current assets                                       55,319        48,465

Property and equipment, at cost:
     Machinery and equipment                                           30,831        25,718
     Office furniture and equipment                                     5,374         4,242
     Leasehold improvements                                             5,298         5,474
                                                                     --------      --------
                                                                       41,502        35,434
     Less accumulated depreciation and amortization                   (20,701)      (16,959)
                                                                     --------      --------
            Total property and equipment                               20,801        18,475
Goodwill, net of accumulated amortization of
  $398 at June 30, 1999 and $49 at December 31, 1998                   14,327         4,089
Other assets                                                            1,167         1,262
                                                                     --------      --------
Total assets                                                         $ 91,614      $ 72,291
                                                                     ========      ========

See accompanying notes.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           June 30,     December 31,
                                                                            1999            1998
                                                                         -----------    ------------
                                                                         (Unaudited)
Current liabilities:
     Accounts payable                                                      $14,885        $ 7,050
     Accrued compensation and related costs                                  2,423          1,627
     Accrued restructuring liabilities                                       1,229            650
     Other accrued liabilities                                               3,392          5,269
     Current portion of notes payable to bank                                1,150          1,150
     Current portion of other notes payable                                  4,523             --
                                                                           -------        -------
            Total current liabilities                                       27,602         15,746
Deferred tax liability                                                         324            323
Line of credit                                                              15,233          1,146
Long-term portion of notes payable to bank                                   2,833          3,317
Long-term portion of other notes payable                                        --            740

Stockholders' equity:
     Preferred stock, $.001 par value:
         Authorized shares -- 5,000,000
         Issued and outstanding - none                                          --             --
     Common stock, $.0025 par value:
         Authorized shares -- 25,000,000
         Issued and outstanding shares - 6,492,140 at June 30, 1999
            and 6,453,541 at December 31, 1998, respectively                    16             16
     Additional paid-in capital                                             36,534         36,532
     Retained earnings                                                       9,072         14,471
                                                                           -------        -------
            Total stockholders' equity                                      45,622         51,019
                                                                           -------        -------
Total liabilities and stockholder's equity                                 $91,614        $72,291
                                                                           =======        =======

See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.

                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                  Three months ended             Six months ended
                                                       June 30                       June 30
                                                -----------------------       -----------------------
                                                  1999           1998           1999          1998
                                                --------       --------       --------       --------
Net revenues                                    $ 30,339       $ 27,037       $ 53,491       $ 64,042
Cost of revenues                                  27,082         24,054         48,143         56,914
                                                --------       --------       --------       --------
  Gross margin                                     3,257          2,983          5,348          7,128

Costs and expenses:
  Marketing and sales expense                        687            886          1,844          1,816
  General and administrative expense               3,178          1,886          6,032          3,967
  Goodwill expense                                   202             --            398             --
  Restructuring expense                               --             --          3,847             --
                                                --------       --------       --------       --------
      Operating (loss) income                       (810)           211         (6,773)         1,345

Interest income                                      174            221            489            484
Interest expense                                    (342)           (25)          (652)           (87)
Other income                                         151            171            188             98
                                                --------       --------       --------       --------
Income before income taxes                          (827)           578         (6,748)         1,840
Income tax (benefit) provision                      (281)           191         (1,348)           625
                                                ========       ========       ========       ========
Net (loss) income                               $   (546)      $    387       $ (5,400)      $  1,215
                                                ========       ========       ========       ========

Net (loss) income per share:

      Basic                                     $  (0.08)      $   0.06       $  (0.84)      $   0.19
                                                ========       ========       ========       ========
      Diluted                                   $  (0.08)      $   0.06       $  (0.83)      $   0.19
                                                ========       ========       ========       ========

Shares used in computing net (loss)
  income per share:

        Basic                                      6,481          6,422          6,467          6,397
                                                ========       ========       ========       ========
        Diluted                                    6,508          6,476          6,500          6,469
                                                ========       ========       ========       ========

See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                Six months ended
                                                                                   June 30
                                                                           --------------------------
                                                                              1999           1998
                                                                           -----------    -----------
Net cash flow from operating activities:
     Net (loss) income                                                      $ (5,400)      $  1,215
     Adjustments to reconcile net income to cash provided by
         (used in) operating activities:
         Depreciation                                                          3,578          1,965
         Amortization of goodwill                                                398             --
         Provision for doubtful accounts                                        (105)           165
         Provision for inventory obsolescence                                 (1,251)         1,941

         Other changes in operating assets and liabilities:
               Receivables                                                    (3,655)         5,308
               Inventories                                                    (1,789)         4,418
               Prepaid expenses and other assets                              (2,100)            97
               Accounts payable to related parties                                --           (396)
               Accrued restructuring cost                                        579         (1,406)
               Accounts payable and accrued expenses                           6,755         (7,125)
                                                                            --------       --------
     Net cash (used in) provided by operating activities                      (2,990)         6,182

Cash flow from investing activities:
     Capital expenditures                                                     (4,654)        (3,358)
     Purchase of short-term investments                                           36         (2,590)
     Acquisitions                                                            (11,604)            --
     Proceeds from the sale of short-term investments                          6,045             --
                                                                            --------       --------
     Net cash used in investing activities:                                  (10,177)        (5,948)

Cash flow from financing activities:
     Net proceeds from sale of common stock                                        3            282
     Net borrowings on revolving line of credit                               14,087             --
     Repayments on term loan                                                    (483)          (888)
                                                                            --------       --------
     Net cash provided by (used in)  financing activities                     13,607           (606)

Net decrease in cash                                                          (1,016)          (372)
Cash at beginning of period                                                    2,613          2,069
                                                                            ========       ========
Cash at end of period                                                       $  1,597       $  1,697
                                                                            ========       ========

Supplemental disclosures of cash flow information:
     Interest paid                                                          $    652       $     87
     Taxes paid                                                                   53            960

See accompanying notes.

                             SMARTFLEX SYSTEMS, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1999

Note (A) -- Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Smartflex Systems, Inc. and its wholly owned subsidiaries ("Smartflex" or the "Company"), and have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note (B) -- Fiscal Year

         The Company's fiscal year is 52 or 53 weeks, ending on the Saturday nearest December 31 each year, and follows a four-four-five week quarterly cycle. For clarity of presentation, the Company has presented its fiscal years as ending December 31, and its fiscal quarters as ending on March 31, June 30, September 30 and December 31.

Note (C) -- Use of Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note (D) -- Credit Facility

         The Company amended its bank credit facility (the "facility") on March 30, 1999 and April 20, 1999 to provide for aggregate unsecured borrowings of $25 million under a revolving line of credit (the "credit line"). Borrowings under the credit line, which expires in September 2000, include a sub-limit for the issuance of up to $2 million in commercial or standby letters of credit for the importation or purchase of inventory. No such letters of credit were outstanding at June 30, 1999. Outstanding balances on the credit line bear interest at the bank's prime rate or, at the Company's option, a sliding rate of LIBOR plus 1.50% to 2.25%, and unused portions of the credit line bear interest at .125% per annum. At June 30, 1999 there was $15.2 million outstanding under the credit line. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. This unsecured term loan will bear interest at the bank's reference rate plus .5% or, at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. Principal and interest are payable monthly, and this term loan matures on March 30, 2001. At June 30, 1999, the outstanding balance on this term loan was $1.3 million. The facility additionally provides for a second unsecured term loan (the "second term loan") totaling $3.0 million to be used for general corporate purposes. The second term loan bears interest at the bank's reference rate, or at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. At June 30, 1999, the outstanding balance on the second term loan was $2.7 million. The facility contains certain financing and operating covenants relating to net worth, liquidity, leverage, profitability, fixed charge coverage and a prohibition on payment of cash dividends. At June 30, 1999, the Company was in compliance with all of the covenants, except those that relate to the quick ratio, for which the Company has received a waiver.


Note (E) -- Impact of newly issued pronouncement by the Financial Accounting
            Standards Board

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." This statement provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting for several types of hedges, resulting in the recognition of offsetting changes in value or cash flows of the hedge and hedged items in earnings in the same period. The provisions of this statement are effective for years beginning after June 15, 1999. The Company will adopt this statement for fiscal year 2000. The adoption of SFAS No. 133 will not materially impact the Company's results of operations or financial position.

Note (F) -- Tanon Acquisition

         On February 1, 1999, the Company, through its wholly-owned subsidiaries, Smartflex Fremont, Inc. and Smartflex New Jersey, Inc., acquired certain assets from Tanon Manufacturing, Inc., the principal operating subsidiary of EA Industries, Inc. ("Tanon"). On December 3, 1998, Tanon had filed a voluntary proceeding under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for Northern District of California. The acquisition of the assets was subject to approval of the Bankruptcy Court, which was granted on January 29, 1999. The assets acquired include certain specified contracts, equipment and inventory used in connection with Tanon's contract manufacturing electronic assembly business at facilities in Fremont, California and West Long Branch, New Jersey. The aggregate purchase price paid was $14.9 million, $2.5 million of which is due in April of 2000 and the Company has delivered a non-interest-bearing promissory note to guarantee this additional payment.

Note (G) -- Tender offer from Saturn

         On July 7, 1999 the Company announced that it has entered into a definitive agreement pursuant to which all outstanding shares of common stock will be acquired by SSI Acquisition Corp. ("SSI") a subsidiary of Saturn Electronics and Engineering, Inc. ("Saturn"). Under the agreement, Saturn commenced a tender offer for all outstanding shares of common stock of Smartflex for $10.50 per share in cash. A successful completion of the tender offer will be followed by a merger in which any shares not acquired by Saturn in the tender offer will be acquired for the same amount of cash in the merger. The tender offer commenced on July 14, 1999, and is conditioned on a majority of the outstanding shares being tendered as well as other customary conditions.

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

         Results for the first half of 1999 compared to the first half of 1998 were mixed. While revenue is down for the entire six-month period, revenue results for the second quarter of 1999 were up compared to the second quarter of 1998. Revenue has also improved in the second quarter of 1999 compared to the first quarter of 1999. While the Company continues to experience competitive pressures, demand is firming in the data storage segment. The data storage segments of hard disk drive ("HDD"), removable, and array products increased this quarter from last quarter, with tape products remaining relatively unchanged.

         The Company's recent acquisitions of Logical Services and Smartflex New England contributed to results for the full six months of 1999. Smartflex Fremont and Smartflex New Jersey contributed to 1999 results for the months of February through June. None of the acquisitions are contained in results for the first six months of 1998. The acquisitions have enabled the Company to accelerate its diversification into additional markets by providing a platform into the automotive, RF communications, and medical marketplaces. These acquisitions are 100% non-data storage related.

         Net revenues for the second quarter of 1999 increased 12% from the same period in the prior year and increased 31% from the previous quarter. During the second quarter ended June 30, 1999, HDD shipments were 25% of total net revenues compared to 52% in the comparable quarter of the prior year.

         On July 7, 1999 the Company announced that it has entered into a definitive agreement pursuant to which all outstanding shares of common stock will be acquired by SSI Acquisition Corporation ("SSI") a subsidiary of Saturn Electronics and Engineering, Inc. ("Saturn"). Under the agreement, Saturn commenced a tender offer for all outstanding shares of common stock of Smartflex for $10.50 per share in cash. A successful completion of the tender offer will be followed by a merger in which any shares not acquired by Saturn in the tender offer will be acquired for the same amount of cash in the merger. The tender offer commenced on July 14, 1999, and is conditioned on a majority of the outstanding shares being tendered as well as other customary conditions.

RESULTS OF OPERATIONS

Net Revenues

         Net revenues for the quarter ended June 30, 1999 increased 12% from the comparable period in 1998. The increase is largely due to the inclusion of the Company's wholly-owned subsidiaries, Smartflex Fremont Inc. and Smartflex New Jersey Inc.

         HDD net revenues for the second quarter of 1999 decreased 46% when compared to the second quarter of 1998. Total data storage revenue in the second quarter of 1999 decreased 49%, compared to the second quarter of

1998. This revenue decrease was more than offset by revenue from the Company's acquisitions, which were not present in the second quarter of 1998.

         Net revenues for the first half of 1999 decreased 16% when compared to the first half of 1998, due to weakness in the data storage market.

         Export sales arise primarily from the shipment of assembled products to international operations of U.S.-based customers as well as shipments to intermediary companies that also service these accounts. Total export sales accounted for 50% in the second quarter of 1999 compared to 88% in the comparable quarter in 1998. Net revenues from the Company's acquisitions are from domestic customers only.

Restructuring

         During the first quarter of 1999 the Company streamlined its worldwide operations. As a result of this restructuring, certain support services have been transferred from the Tustin and Singapore facilities to the Company's locations in Monterrey, Mexico and Cebu, Philippines. Additionally the Monterrey facility was sized to match resources to current production demand. The restructuring also addressed unutilized space within the facilities and the write-down of non-current assets. As part of this restructuring, the Company provided for the following charges in the first quarter of 1999: $700,000 for severance and other employee-related costs associated with the reduction in work force, $2.2 million for the write-down of non-current assets and other expenses, and $1.4 million which addresses unutilized facilities and associated costs.

Gross Margins

         Gross margin as a percentage of net revenues in the second quarter of 1999 were 10.7% compared to 11.0% for the second quarter of 1998, and 9.0% for the first quarter of 1999. Gross margins for the six months ended June 30, 1999 and 1998 were 9.9% and 11.1% respectively. The slight gross margin percentage decrease in the second quarter of 1999 from the same quarter of 1998 is a result of the Company's acquisitions, which changed the cost structure of the Company. Improvement in gross margins in the current quarter from the previous quarter were a result of increased revenues which more than offset cost increases during the same period.

Marketing and Sales Expense

         Marketing and sales expenses consist primarily of salaries, facility and travel costs for marketing, sales and customer service personnel, and sales commissions paid to direct sales personnel and sales representative organizations. As a percentage of net revenues, these expenses decreased 40.6% for the quarter ended June 30, 1999, compared to the same period in fiscal 1998. The decrease in expenses is primarily due to the implementation of a lower commission structure in the current year.

General and Administrative Expenses

         General and administrative ("G&A") expenses increased both as a percentage of net revenues, and in absolute dollars, for the quarter ended June 30, 1999 compared to the same period in 1998. In absolute dollars G&A expenses were $3.2 million in the second quarter of fiscal 1999, an increase of approximately $1.3 from the G&A expenses in the same quarter of fiscal 1998. As a percentage of net revenues, G&A expenses were 10.5% for the current year's second quarter, compared to 7.0% for the quarter ended June 30, 1998. These increases were due to incremental expenses associated with the Company's acquisitions, which were not present during the same period in 1998.

Interest Income/Expense

         Interest income decreased in the second quarter of 1999, compared to the same quarter in 1998 due to a lower amount of short-term investments. Interest expense increased $317,000 in the second quarter of 1999 from the comparable quarter in the prior year as a result of working capital needs supporting the Company's revenue growth.

Income Taxes

         The Company booked a benefit for income tax of $281,000 in the quarter ended June 30, 1999, compared to a provision of $191,000 in the same quarter of the prior year.

Liquidity and Capital Resources

         At June 30, 1999, the Company's principal sources of liquidity included $21.7 million in cash and short-term investments, and $9.8 million in available borrowings under its bank credit facility (the "facility"). The Company amended its facility on March 30, 1999 and April 20, 1999 to provide for aggregate unsecured borrowings of $25 million under a revolving line of credit (the "credit line"). Borrowings under the credit line, which expires in September 2000, include a sub-limit for the issuance of up to $2 million in commercial or standby letters of credit for the importation or purchase of inventory. No such letters of credit were outstanding at June 30, 1999. Outstanding balances on the credit line bear interest at the bank's prime rate or, at the Company's option, a sliding rate of LIBOR plus 1.50% to 2.25%, and unused portions of the credit line bear interest at .125% per annum. At June 30, 1999 there was $15.2 million outstanding under the credit line. The facility additionally provides for an unsecured term loan totaling $2.2 million for the purchase of equipment. This unsecured term loan will bear interest at the bank's reference rate plus .5% or, at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. Principal and interest are payable monthly, and this term loan matures on March 30, 2001. At June 30, 1999, the outstanding balance on this term loan was $1.3 million. The facility additionally provides for a second unsecured term loan (the "second term loan") totaling $3.0 million to be used for general corporate purposes. The second term loan bears interest at the bank's reference rate or, at the Company's option, a sliding rate of LIBOR plus 1.75% to 2.50%. At June 30, 1999, the outstanding balance on the second term loan was $2.7 million.

         Short-term investments at June 30, 1999 totaled $18.7 million, and consisted primarily of holdings in municipal bonds and money market instruments in accordance with the Company's investment policy, which is designed to maintain a highly liquid portfolio with minimal risk. The Company's short-term investments, which are classified as available-for-sale, decreased by $6.1 million during the six month period ended June 30, 1999 due primarily to acquisitions made by the Company.

         Over the six months ended June 30, 1999, inventory levels increased $6.5 million in connection with the Company's acquisitions. (see cashflow -"acquisitions") Inventory levels fluctuate directly with the volume of the Company's manufacturing; and changes or significant fluctuations in market demand can cause fluctuations in inventory levels which may result in changes in levels of inventory turns and liquidity. See "Risk Factors."

         During the six months ended June 30, 1999, the Company acquired $4.7 million in capital equipment and leasehold improvements, primarily supporting the Fremont and New Jersey locations.

         The Company may require additional capital to finance enhancements to, and/or expansion of, its manufacturing capacity in accordance with its business strategy. The Company may also utilize capital for the purpose of acquiring other businesses in accordance with its business strategy. Although no assurance can be given that future financing will be available on terms acceptable to the Company, the Company may seek additional funds from time to time through public or private debt or equity offerings or through bank borrowings. Management believes, however, that existing cash balances, funds generated from operations and borrowings under the credit line will be sufficient to permit the Company to meet its expansion plans and liquidity requirements in fiscal 1999, with the exception of external acquisitions, where size would determine if additional capital is needed over the Company's then current availability. See "Risk Factors".

RISK FACTORS

  Important Factors Related to Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. All information herein, which is not historic, and any inference from historic information concerning future periods, is a forward-looking statement. Factors that may materially affect revenues, expenses and operating results include, without limitation, the impact of competitive products and pricing, dependence upon a small number of customers and upon customers predominantly in the data storage industry, dependence upon export sales, the impact of conducting international operations, international currency fluctuations, the transition of volume manufacturing operations from Singapore to the Philippines, efficient utilization of manufacturing facilities and financial resources, qualification of manufacturing processes, potential interruption of the flow of components from a limited number of suppliers, subsequent changes in business strategy or plan, the ability to retain and attract qualified personnel, timely completion of the business systems implementation, and structural and strategic changes affecting certain of the Company's existing customers, suppliers and competitors, the future financial, economic, competitive and market conditions and their potential direct or indirect effect, including cancellations of orders included in backlog, the integration and management of newly acquired entities or businesses, the ability to effectively identify, investigate, conclude, integrate and manage acquisitions and large scale projects, and all of the other material factors discussed above, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Tender Offering and Conditions to Closing

         We are currently subject to a tender offer made by SSI Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Saturn Electronics & Engineering, Inc., a Michigan corporation, to purchase all of our outstanding shares at $10.50 per share, net to the selling shareholder, in cash. The tender offer is being made by SSI pursuant to an Agreement and Plan of Merger, dated as of July 6, 1999, under which it is contemplated that SSI will ultimately be merged with and into us. There can be no assurance that the conditions of the tender offer will be met, or that the merger will ever be consummated. In the event that the tender offer is terminated prior to the completion of the merger, all costs and expenses incurred by Smartflex in connection with the Agreement and Plan of Merger and the tender offer shall be paid by Smartflex. Failure to complete the tender offer and merger could have a material adverse effect on our financial and operating results, and could adversely affect Smartflex's current relationships with customers, suppliers, and other persons with whom we and our subsidiaries have significant business relationships.

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

Customer Concentration

         The Company's customer base is highly concentrated. During fiscal 1998 and 1997, the Company's five largest customers (which include, in some cases, multiple divisions) accounted for approximately 68.0% and 80.0% of net revenue, respectively. The Company expects that sales to a relatively small number of OEMs will continue to account for a substantial portion of net revenues for the foreseeable future, and the loss of, or a decline in orders from, one of the Company's key customers would have a material adverse effect on the Company's financial and operating results.

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

         A project to implement the latest versions of the IBM AS400 applications was launched in late 1997. This project also addresses the Y2K issue. The project team consists of both dedicated resources and key functional participants. The project consists of five main steps or phases: the first phase consisting of an assessment of viable alternatives from commercially available applications; the second phase being the decision process as for which applications to obtain; the third phase consisting of configuring the system to run the Company's business; phase four being training, testing and piloting of all applications; and the final phase consisting of Company-wide implementation. The team has identified, and the Company has committed to implement, an enterprise application that is Y2K compliant. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. The Company has implemented and is using the new software. Costs incurred at the end of June 1999 totaled $870,000.

         The Company has contacted its major external suppliers, customers and other business partners to estimate their compliance with the Y2K issue and is presently evaluating inputs received from these external relationships. Failure of any of the Company's major external suppliers and customers to appropriately and timely address the Y2K issue could cause material disruption of the Company's business and have material adverse impacts on the Company's results of operations.

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

Control by Existing Stockholders

         The Company's officers, directors and existing holders of more than 5.0% of the Company's Common Stock, in the aggregate, own beneficially approximately 54.0% of the outstanding Common Stock as of March 18, 1999 including shares subject to presently exercisable options or options that become exercisable within 60 days of March 18, 1999. As a result, any substantial portion of these stockholders, acting together, are able to effectively control most matters requiring approval by the stockholders of the Company and have collectively signed agreements with SSI to tender their shares to SSI in connection with the offer and merger. Approximately 18.0% of the Company's Common Stock is held by TDK U.S.A. Corporation ("TDK"), which holds the shares formerly owned by Silicon Systems, Inc.

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

         On July 6, 1999, the Board of Directors approved an Amendment to the Rights Agreement which provided that the current offer by SSI will not trigger the Provisions of the Shareholder Rights Plan.

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

         The Company's earnings are affected by changes in short-term interest rates as a result of its borrowings under the credit line, and the unsecured term loans, all of which are based on variable interest rates. If market interest rates for such borrowings average 1.0% higher during the fiscal year ending January 1, 2000 than they did during the fiscal year ended January 2, 1999 the Company's interest expense would increase and income before income taxes would decrease by approximately $19,000. This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would take and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -- See exhibits index, incorporated herein by reference

         (b) Reports on Form 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SMARTFLEX SYSTEMS, INC.
                                           (Registrant)





August 18, 1999                             By: /s/ John W. Hohener
---------------                                 --------------------------------
    Date                                        John W. Hohener
                                                Vice President, Chief Financial
                                                Officer, and Duly Authorized
                                                Officer (Principal financial and
                                                accounting officer)

                                INDEX TO EXHIBITS


Exhibit
Number              Description
-------             -----------

  2.1 Agreement and Plan of Merger dated as of July 6, 1999 by and among Parent, Purchaser and the Company (1)

  2.2 Form of Stock Tender and Voting Agreement dated as of July 6, 1999 by and among Parent, Purchaser and each of William L. Healey, William E. Bendush, Alan V. King, William A. Klein, Gary
               E. Liebl, Anthony R. W. Richardson, John W. Hohener, Richard D. Bell, James Cogan, Christopher Rollison and Cheryl Moreno. (1)

 27            Financial Data Schedule (filed electronically).


-------------
(1) Incorporated herein by reference to the Registrant's Amendment No. 2 to Solicitation/Recommendation Statement on Schedule 14D-9/A, dated July 27, 1999.